Form 10-Q
period 2013-01-31
OCONN INDUSTRIES CORP
filed 2013-04-04
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184830

Oconn Industries Corp
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Daws House, 33-35 Daws Lane, London, England NW7 4SD
(Address of principal executive offices)

0-808-189-1222
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 15, 2013, there were 11,700,000 shares of the issuer’s common stock, par value $0.001, outstanding.

OCONN INDUSTRIES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY31, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(2) filed with the SEC on March 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2013.

OCONN INDUSTRIES CORP

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

From Inception on October 26, 2010 through January 31, 2013

OCONN INDUSTRIES CORP (A Development Stage Company) Condensed Balance Sheets

	January 31, 2013	July 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$21,461	$38,127
Total Current Assets	21,461	38,127

TOTAL ASSETS	$21,461	$38,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Due to related party	990	990
Total Current Liabilities	990	990

TOTAL LIABILITIES	990	990

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.001, 75,000,000 shares authorized, 11,700,000 shares issued and outstanding	11,700	11,700
Additional paid-in capital	27,300	27,300
Deficit accumulated during the development stage	(18,529)	(1,863)
Total Stockholders’ Equity	20,471	37,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,461	$38,127

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended January 31,		Six Months Ended January 31,		Cumulative From Inception on October 26, 2010 to January 31, 2013
	2013	2012	2013	2012

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	128	-	616	-	2,479
Professional fees	10,550	-	16,050	-	16,050
Total Operating Expenses	10,678	-	16,666	-	18,529

OTHER INCOME AND EXPENSE			-	-	-

NET LOSS	$(10,678)	$(0.00)	$(16,666)	$(0.00)	$(18,529)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,700,000	-	11,700,000	-

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended January 31,		Cumulative From Inception on October 26, 2010 to January 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,666)	$-	$(18,529)
Net cash used in operating activities	(16,666)	-	(18,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	-	990
Issuance of common stock for cash	-	-	39,000
Net cash provided by financing activities	-	-	39,990

Net increase (decrease) in cash and cash equivalents	(16,666)	-	21,461

Cash and cash equivalents - beginning of period	38,127	-	-

Cash and cash equivalents - end of period	$21,461	$-	$21,461

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements.  The results of operations for the period ended January 31, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $21,461 and $38,127 in cash and cash equivalents at January 31, 2013 and July 31, 2012, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net loss	$(10,678)	(0.00)	(16,666)	(0.00)

Weighted average common shares
outstanding (Basic)	11,700,000	-	11,700,000	-
Weighted average common shares
outstanding (Diluted)	11,700,000	-	11,700,000	-

Net loss per share (Basic and Diluted)	$(0.00)	(0.00)	(0.00)	(0.00)

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue will consist of monthly and annual membership fees and the sale banner advertising on our website and will be recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 75,000,000 common shares, with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (October 26, 2010) to January 31, 2013, the Company has issued 6,500,000 common shares at $0.002 per share for $13,000 in cash, being $6,500 for par value shares and $6,500 for capital in excess of par value and 5,200,000 common shares at $0.005 per share for $26,000 in cash, being $5,200 for par value shares and $20,800 for capital in excess of par value.  There were 11,700,000 common shares issued and outstanding at January 31, 2013 and July 31, 2012.  Of these shares, 6,500,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 – DUE TO RELATED PARTY

As at January 31, 2013 and July 31, 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $990.

NOTE 5 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at January 31, 2013, the Company has a loss from operations of $16,666 an accumulated deficit of $18,529 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through March 5, 2013, the date of available issuance of these financial statements and determined that there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on March 13, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Oconn Industries,” “we,” “us,” or “our” are to Oconn Industries Corp

Results of Operations

We have generated no revenues since inception and have incurred $16,666 in expenses through January 31, 2013.

The following table provides selected financial data about our company for the period ended January 31, 2013 and the year ended July 31, 2012.

Balance Sheet Date	01/31/13	7/31/12

Cash	$21,461	$38,127
Total Assets	$21,461	$38,127
Total Liabilities	$990	$990
Stockholders’ Equity	$20,471	$37,137

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

We expect to complete an additional private offering of our Common Stock within 180 days after the effectiveness of our registration statement which was declared effective by the Securities and Exchange Commission on March 11, 2013. We intend to concentrate all our efforts on raising capital during this period. We do not plan to begin business operations until we complete our additional private offering. We may not be able to sell additional shares and thus we may not raise any funds through future offerings.  We will require additional financing of $215,000 in order to proceed with our full business plan for a full year.  The breakdown of $140,000 is discussed below in the plan of operation and the remaining $75,000 is associated with General and Administrative expenses. We will realize no proceeds from this registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. We may not be able to sell our shares and raise any funds in our secondary offering at which point we would be unable to execute our business plan.

We plan to sell additional common shares in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We also may receive loans from our officers and directors.  We currently do not have any arrangements in place for obtaining director loans and there is no assurance that we will be successful in completing any equity financing.

During the first year of operations, the 12 month period from the date of this report, Oconn Industries will concentrate on finding the required investment capital, and apply to get its common stock listed on an Over-the-Counter Bulletin Board (OTCBB).

The below estimated budget amounts represent funds that we will require from our secondary offering and do not represent the amounts that we have currently allocated from our existing capital resources.

Subsequent Private Placement Offering

Budget: $20,000

Develop Website (45 days after the effectiveness of our registration statement which was March 11, 2013)

We have begun work initial work on our website but additional funds are required to complete the client management system and proximity-based services including mobile applications.

Budget: $40,000

Begin Marketing (Immediately after subsequent financing)

Oconn Industries Corp will use all the standard web-based marketing methods used including Search Engine Optimization, a user-friendly website and multiple domain names. In addition we intend to actually host events that will help to promote our services and provide a voluble service in itself.

Budget: $80,000

General and Administrative

Budget: $75,000

Summary

In summary, we should be in full operation and taking on 225 days after the effectiveness of our registration statement (March 11, 2013) only if we are able to seek additional financing.  Should we be unable to obtain additional financing we would not be able to fully operate. Our main focus once in full operation will be to expand our business through marketing efforts and constantly improving our website with the aim to be the most user friendly and effective site of its kind.

During the first year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of an outside contractor for the

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up company and have not generated any revenues. We cannot guarantee success of our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Oconn Industries.  During the first year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our subsequent financing, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from a subsequent Offering.  We cannot guarantee that we will be able to sell all the shares.

Our officers have verbally agreed to advance an unspecified amount of funds as needed for the twelve month period from the date of this report to assist in start-up operations, in the event that the Company raises only a portion or none of the secondary Offering amount.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $39,000 through the sale of common stock to Eithne O’Connor, who purchased 4,000,000 shares of common stock at $0.002 on March 6, 2012 and Grainne O’Connor who purchased 2,500,000 shares at $0.002 on March 8, 2012 for total proceeds of $13,000.  We sold 5,200,000 shares to 26 unaffiliated investors at $0.005 on July 4, 2012 for total proceeds of $26,000.  Our financial statements from inception (October 26, 2010) through the period ended January 31, 2013, reported no revenues and a net loss of $18,529.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended January 31, 2013.

On November 8, 2013, the Company filed a registration statement on Form S-1, containing a Prospectus for the registration of 5,200,000 shares of the Company’s common stock at $0.01 per share.  That Prospectus was declared effective March 11, 2013.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31                    Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32                    Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*         XBRL Instance

101.SCH*        XBRL Taxonomy Extension Schema

101.CAL*        XBRL Taxonomy Extension Calculations

101.DEF*        XBRL Taxonomy Extension Definitions

101.LAB*        XBRL Taxonomy Extension Labels

101.PRE*        XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCONN INDUSTRIES CORP
(Registrant)

Dated: April 4, 2013	/s/ Eithne O’Connor
Eithne O’Connor
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)