Form 10-Q/A
period 2013-01-31
OCONN INDUSTRIES CORP
filed 2013-04-25
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

As of March 15, 2013, there were 11,700,000 shares of the issuer’s common stock, par value $0.001, outstanding.

EXPLANATORY PARAGRAPH

Oconn Industries Corp, (the “Company”), SEC file number 333-184830, is filing this first amendment to their quarterly report on Form 10-Q, originally filed on April 4, 2013 (the “Original Filing”) solely for the purpose of correcting the check box on the cover page indicating the Company is no longer a shell company.  The Company has corrected that selection to indicate that the Company is still considered a shell company.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1   Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer*

32.1   Rule 1350 Certification of Principal Executive and Financial Officer*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCONN INDUSTRIES CORP
(Registrant)

Dated: April 25, 2013	/s/ Eithne O’Connor
Eithne O’Connor
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)