Form 10-Q
period 2013-04-30
OCONN INDUSTRIES CORP
filed 2013-06-12
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 5, 2013, there were 11,700,000 shares of the issuer’s common stock, par value $0.001, outstanding.

OCONN INDUSTRIES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

OCONN INDUSTRIES CORP.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

From Inception on October 26, 2010 through April 30, 2013

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Balance Sheets

	April 30, 2013	July 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$12,518	$38,127
Total Current Assets	12,518	38,127

TOTAL ASSETS	$12,518	$38,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	5,269	-
Due to related party	990	990
Total Current Liabilities	6,259	990

TOTAL LIABILITIES	6,259	990

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.001, 75,000,000 shares authorized, 11,700,000 shares issued and outstanding	11,700	11,700
Additional paid-in capital	27,300	27,300
Deficit accumulated during the development stage	(32,741)	(1,863)
Total Stockholders’ Equity	6,259	37,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,518	$38,127

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,		Cumulative From Inception on October 26, 2010 to April 30,
	2013	2012	2013	2012	2013

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	193	845	809	845	2,672
Professional fees	14,019	-	30,069	-	30,069
Total Operating Expenses	14,212	845	30,878	845	32,741

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS	$(14,212)	$(845)	$(30,878)	$(845)	$(32,741)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,700,000	3,611,111	11,700,000	1,186,131

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30,		Cumulative From Inception on October 26, 2010 to April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,878)	$(845)	$(32,741)
Changes in operating assets and liabilities:
Accounts payable	5,269	-	5,269
Net cash used in operating activities	(25,609)	(845)	(27,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	-	990
Issuance of common stock for cash	-	13,000	39,000
Net cash provided by financing activities	-	13,000	39,990

Net increase (decrease) in cash and cash equivalents	(25,609)	12,155	12,518

Cash and cash equivalents - beginning of period	38,127	-	-

Cash and cash equivalents - end of period	$12,518	$12,155	$12,518

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements.  The results of operations for the period ended April 30, 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,518 and $38,127 in cash and cash equivalents at April 30, 2013 and July 31, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net loss	$(14,212)	(845)	(30,878)	(845)

Weighted average common shares
outstanding (Basic)	11,700,000	3,611,111	11,700,000	1,186,131
Weighted average common shares
outstanding (Diluted)	11,700,000	3,611,111	11,700,000	1,186,131

Net loss per share (Basic and Diluted)	$(0.00)	(0.00)	(0.00)	(0.00)

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

Share Issuance

Since inception (October 26, 2010) to April 30, 2013, the Company has issued 6,500,000 common shares at $0.002 per share for $13,000 in cash, being $6,500 for par value shares and $6,500 for capital in excess of par value and 5,200,000 common shares at $0.005 per share for $26,000 in cash, being $5,200 for par value shares and $20,800 for capital in excess of par value.  There were 11,700,000 common shares issued and outstanding at April 30, 2013 and July 31, 2012.  Of these shares, 6,500,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 – DUE TO RELATED PARTY

As at April 30, 2013 and July 31, 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $990.

NOTE 5 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at April 30, 2013, the Company has a loss from operations of $30,878, an accumulated deficit of $32,741 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2013.

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

All references in this Form 10-Q to the “Company,” “Oconn Industries,” “we,” “us,” or “our” are to Oconn Industries Corp

Results of Operations

We have generated no revenues since inception and have incurred $32,741 in expenses through April 30, 2013.

The following table provides selected financial data about our company for the period ended April 30, 2013 and the year ended July 31, 2012.

Balance Sheet Date	04/30/13	7/31/12

Cash	$12,518	$38,127
Total Assets	$12,518	$38,127
Total Liabilities	$6,259	$990
Stockholders’ Equity	$6,259	$37,137

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

We received our initial funding of $39,000 through the sale of common stock to Eithne O’Connor, who purchased 4,000,000 shares of common stock at $0.002 on March 6, 2012 and Grainne O’Connor who purchased 2,500,000 shares at $0.002 on March 8, 2012 for total proceeds of $13,000.  We sold 5,200,000 shares to 26 unaffiliated investors at $0.005 on July 4, 2012 for total proceeds of $26,000.  Our financial statements from inception (October 26, 2010) through the period ended April 30, 2013, reported no revenues and a net loss of $32,741.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1                 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1                 Rule 1350 Certification of Principal Executive and Financial Officer

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

OCONN INDUSTRIES CORP
(Registrant)

Dated: June 12, 2013	/s/ Eithne O’Connor
Eithne O’Connor
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)