Form 10-K
period 2013-07-31
OCONN INDUSTRIES CORP
filed 2013-10-29
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-181042

OCONN INDUSTRIES CORP
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Daws House, 33-35 Daws Lane, London, England NW7 4SD
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 0-808-189-1222

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

11,700,000 as of October 20, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “Company,” “Oconn Industries,” “we,” “us” or “our” mean Oconn Industries Corp, unless otherwise indicated.

Item 1.      Business

Corporate Overview

We were incorporated on October 26, 2010 under the laws of the state of Nevada as Oconn Industries.  On February 16, 2012 we changed our name to Oconn Industries Corp.  Our principal offices are located at Daws House, 33-35 Daws Lane, London, England NW7 4SD. Our telephone number is 0-808-189-1222. We intend to provide web-based ‘match making’ and ‘relationship building’ services.  We are a development stage company and have not yet commenced business operations or generated any revenues.   We have been issued a "substantial doubt" going concern opinion from our auditors and we will need additional financing of $215,000 to conduct proposed operations for the next twelve months.

Current Business

We have not started operations but started initial work on a corporate website (www.charmslove.com.) As of the date of this report, our website only includes contact information and is set up as a staging site until we raise additional capital.  We intend to create a website that will offer its users location-based social networking with the purpose of finding a meaningful relationship. We intend to stand out amongst our peers with competitive pricing and mobile proximity features that will allow it to act like a virtual lounge. Based on criteria chosen by the user they can search for and be found by others who meet the specified criteria.

Planed services offered through website: Third party advertising, Sign up for personal Online dating profile for men and women, will provide an match making services: connecting men and women based on similar interests, age, sex, and geo graphical locations.  We intend to offer a week free for users to sign up and generate a dating profile and then we will charge month by month and full year payment options.  We will also generate revenues by offering potential advertisers a variety of online advertising methods on our website, such as; text ads, display ads, pop-up ads, flash/DHTML ads, and video ads.

As a company based in the UK we will begin our geographic location in the greater United Kingdom and grow this location as our popularity grows.  We do not believe our services will be subject to into any privacy laws or regulation or data protection. A legal privacy agreement will be drafted and will have to be reviewed and accepted before any member joins our site. Each member will have the right to allow what viewers can see their profile, and what specific content from their profile. The websites data will be kept under locked private servers we plan to design.

Pro Forma Expense and Revenue Budget (All costs have been converted to US dollars our reporting currency)

Before any revenue is generated the company will require additional capital which we intend to raise through an equity financing and the filing of an additional registration statement. We realized no material proceeds from our initial registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. We intend to concentrate all our efforts on raising capital during this period.

We can only commence operations if we raise cash through the future sale of shares.  We will require additional financing of $215,000 in order to proceed with our full business plan for a full year. We plan to sell additional common shares in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We also may receive loans from our officers and directors.  We currently do not have any arrangements in place for obtaining director loans and there is no assurance that we will be successful in completing any equity financing.

We may not be able to sell our shares and raise any funds in our secondary offering at which point we would be unable to execute our business plan.

If we are successful in raising capital we intend on carrying out our plan of operations.  The below estimated budget amounts represent funds that we will require from our secondary offering and do not represent the amounts that we have currently allocated from our existing capital resources.

Capital Expenses

Major budgeted expenses include the following:

Subsequent Private Placement Offering: $20,000

Initial Website Development: $40,000

Marketing and Related: $80,000

General and Administrative: $75,000

Total Estimated Capital Expenses: $215,000

Variable Expenses

The primary variable cost will be web-based consulting services. Our Capital Expenses include a full website creation cost that will include mobile proximity features. However as we increase the number of clients we will require additional technical services to make revisions and updates to the corporate website.

General and Administrative and Overhead

Audit: $20,000

Legal: $8,000

Filing fees: $2,000

Salaries: $40,000

Miscellaneous: $5,000

Total Estimated Corporate Overhead Expenses: $75,000

Revenues

Revenues will be based on the amount of clients we are able to provide our services to and the amount of user traffic we are able to drive to our site.

Site Memberships:

We intend to offer a week free and then a month by month and full year payment options. We intend to offer month to month rates of USD$9.99 or a full year for $99.99. We feel this price point could allow for two advantages.  First, keeping the price below $10 a month we believe it will help with impulse purchases. Second, we feel this competitive pricing will help to gain users quickly; a high number of users would provide for a more social experience with the for proximity features.

Online Advertisements:

We also intend to offer online advertising on our website, such as; text ads, display ads, pop-up ads, flash/DHTML ads, and video ads.  The price we are able to charge for these types of advertisements will depend on user traffic and if our business model is successful will increase over time. We have not set any pricing at this time. We may decide not to use some types of advertising on our website if our users complain that it is interfering with the quality of the website.

Event Hosting

We intend to host ‘social-proximity events’ where site members can bring their mobile devices and connect with others in a mix of online/real situations. We believe this will interest people who may benefit from a technology-based approach who may otherwise be too socially nervous or shy to approach people. Revenues will be generated by charging through the site an event fee in order to have access to a specific ‘virtual lounge’ for a given event.

Market

Our market will be singles in all location of the world. We will focus marketing efforts in English-speaking countries to start but intend to create multi-lingual services at some point in the future. Anyone who has access to a computer and is seeking to find a partner is a potential client, however, we believe our proximity functions are the main draw for our services and this will appeal most to those with mobile devices.

Competition

Oconn Industries intends to establish itself as a competitive company in the already existing and growing realm of online dating services.  Our competitors will be firms offering similar services and functions.  Currently we do not have a website and we have no customers.  We believe our pricing and proximity features will help to establish ourselves in this saturated market but there is no way to be sure we can attract a sufficient market share in order to become a profitable Company.

Marketing

We intend to use all the standard web-based marketing methods used including Search Engine Optimization, a user-friendly website and multiple domain names. In addition we intend to actually host events that will help to promote our services and provide a voluble service in itself. During the construction of our website we intend to also create an application for mobile platforms to allow for easy access to proximity services.

Employees

We are a development stage company and currently have no employees, other than our two officers and directors. We intend to hire additional employees as required in the future.

Government Regulations

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business. We do not believe that government regulation will have a material impact on the way we conduct our business in the UK or Ireland.

Research and Development

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.          Risk Factors

Risks Associated With Our Company.

OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR OUR COMPANY, WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS.  OUR FINANCIALS STATUS CREATES A DOUBT WHETHER WE WIL CONTINUE AS A GOING CONCERN.

Our auditors have issued a going concern opinion regarding our company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such we may have to cease operations and investors could lose part or all of their investment in our company.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

At July 31, 2013, we had cash on hand of $3,566, and we have accumulated a deficit of $36,724 in general administrative and professional fees.

We anticipate that additional funding will be needed for general administrative expenses, website creation and marketing costs. We intend to raise the required funds through private placement sale of our common stock.  We realize no proceeds from our initial registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. However, there is no guarantee that we will be able to raise the required cash and because of this our business may fail. We have not generated any revenue from operations to date.  The specific cost requirements needed to maintain operations will depend upon demand generated from potential clients but initial projections are discussed in the Plan of Operations.

We do not currently have any arrangements for financing.  Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms or conditions of additional financing available to us.  The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our sole director.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our two officers and directors Eithne O’Connor and Grainne O’Connor will only be devoting limited time to our operations. Grainne will be handling most of the company’s day to day operations and intends to devote 20 hours of his week to our business affairs until such a time when a salary can be drawn. Eithne O’Connor will be available on an as needed basis until full operations begin. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

BECAUSE WE HAVE ONLY TWO OFFICERS AND ONE DIRECTOR WHO HAVE NO FORMAL TRAINING IN WEB-BASED MATCH-MAKING OR RELATIONSHIP BUILDING SERVICES OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our two officers Eithne O’Connor and Grainne O’Connor do not have experience in the field of web-based ‘match making’ services. Because of this lack of experience there is a risk that some of the strategic or operational factors needed to achieve self-sustaining levels of revenues may be overlooked. If we are unable to reach our projected break-even level of clients our business could fail or require additional financing beyond our current budget.

BECAUSE OUR OFFICERS AND DIRECTORS OWN 56% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, THEY CAN MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our officers and directors, Eithne O’Connor and Grainne O’Connor, own approximately 56% of the outstanding shares of our common stock.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They will also have the power to prevent or cause a change in control.  The interests of our officers and directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

HAVING ONLY ONE DIRECTOR LIMITS OUR ABILITY TO ESTABLISH EFFECTIVE INDEPENDENT CORPORATE GOVERNANCE PROCEDURES AND INCREASES THE CONTROL OF OUR PRESIDENT OVER OPERATIONS AND BUSINESS DECISIONS.

We have only one director, who is our principal executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives her significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•         Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•         Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•         Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•         Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•         The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We will incur ongoing costs and expenses for SEC reporting and compliance.

Going forward, our company will have ongoing SEC compliance and reporting obligations.  Such ongoing obligations will require our company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

Our directors will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Inability and unlikelihood to pay dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of our company’s stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.

Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

Description of Property

Our principal offices are located at Daws House, 33-35 Daws Lane, London, England NW7 4SD. Our telephone number is 0-808-189-1222.  The current office space is being loaned to us free of charge by our Director, Grainne O’Connor. We do not pay any rent and there is no agreement to pay any rent in the future.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTC Bulletin Board under the symbol "OCOO". Our stock did not begin trading until July 29, 2013.

Holders

As of October 20, 2013, there were 21 stockholders of record and an aggregate of 11,700,000 shares of our common stock were issued and outstanding.   Our common shares are issued in registered form.  The transfer agent of our company's common stock is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, FL 32725

Description of Securities

The authorized capital stock of our company consists of 75,000,000 of common stock, at $0.001 par value, and nil shares of preferred stock.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2013.

Item 6.      Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues and have incurred $36,724 in expenses since inception through July 31, 2013.

The following table provides selected financial data about our company for the year ended July 31, 2013 and 2012.

Balance Sheet Date	07/31/13	07/31/12

Cash	$3,566	$38,127
Total Assets	$3,566	$38,127
Total Liabilities	$1,290	$990
Stockholders’ Equity	$2,276	$37,137

Plan of Operation

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we can launch our website and have customers sign up for our service.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of July 31, 2013, our company had $3,566 in cash on hand.

If we cannot or do not raise additional capital, we will cease operations.  If we cease operations, we do not have any additional plans at this time.

We have sought financing, both debt and equity sources for our business concepts, but to date have not been successful in securing sufficient funds to fully implement our programs.  We are continuing to seek financing, but due to the lack of current adequate financing, we may consider other business opportunities to supplement or enhance our current business plan.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our business plan, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must implement our proposed business plan.  We are seeking equity financing to provide for the capital required to implement our business.  We do not have enough cash on hand will allow us to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Working Capital

	Year Ended,
	July 31, 2013	July 31, 2012

Current Assets	$3,566	$38,127
Current Liabilities	$1,290	$990
Working Capital	$2,276	$37,137

Cash Flows

		Year Ended
		July 31, 2013		July 31, 2012

Cash Flows from (used in) Operating Activities		$(34,561)		$(873)
Cash Flows from (used in) Investing Activities	$	Nil	$	Nil
Cash Flows from (used in) Financing Activities	$	Nil		$39,000
Net Increase (decrease) in Cash During Period		$(34,561)		$38,127

As at July 31, 2013, our company’s cash balance and total assets were $3,566 compared to $38,127 as at July 31, 2012. The decrease in cash was primarily due to professional fees related to our prospectus filing and ongoing regulatory filing costs.

As at July 31, 2013, our company had total liabilities of $1,290 compared with total liabilities of $990 as at July, 2012.

As at July 31, 2013, our company had a working capital of $2,276 compared with a working capital of $37,137 as at July 31, 2012. The decrease in working capital was primarily attributed to professional fees related to our prospectus offering and ongoing regulatory filling costs.

Cash Flow from Operating Activities

During the year ended July 31, 2013, our company used $34,561 in cash from operating activities compared to the use of $873 of cash for operating activities during the year ended July 31, 2012. The increase in cash used for operating activities was attributed to increases in expenses paid for professional and legal fees.

Cash Flow from Financing Activities

During the year ended July 31, 2013, our company received nil in cash from financing activities compared to cash provided by financing activities of $39,000 due to the issuance of common stock for the year ended July 31, 2012.

Our sole director has verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The director proposed the verbal commitment to loan in order to ensure that our company would be able to continue its operations in the event sufficient funds are not raised in our secondary offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Eithne O’Connor, one of our officers and sole director, as of July 31, 2013, has advanced $990.

We received our initial funding of $39,000 through the sale of common stock to Eithne O’Connor, who purchased 4,000,000 shares of common stock at $0.002 on March 6, 2012 and Grainne O’Connor who purchased 2,500,000 shares at $0.002 on March 8, 2012 for total proceeds of $13,000.  We sold 5,200,000 shares to 26 unaffiliated investors at $0.005 on July 4, 2012 for total proceeds of $26,000.  Our financial statements from inception (October 26, 2010) through the period ended July 31, 2013, reported no revenues and a net loss of $36,724.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

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

Fiscal Period

The Company’s fiscal year end is July 31.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,566 and $38,127 in cash and cash equivalents at July 31, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended July 31,
	2013	2012
Net loss	(34,861)	(873)

Weighted average common shares
outstanding (Basic)	11,700,000	2,869,945
Weighted average common shares
outstanding (Diluted)	11,700,000	2,869,945

Net loss per share (Basic and Diluted)	(0.00)	(0.00)

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

iv)       Collection is reasonably assured.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

OCONN INDUSTRIES CORP.

(A Development Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

 FINANCIAL STATEMENTS

From Inception on October 26, 2010 through July 31, 2013

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t  SAN DIEGO t  CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t  FAX (858) 761-0341  t  FAX (858) 433-2979

t E-MAIL changgpark@gmail.com  t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Oconn Industries Corp.

We have audited the accompanying balance sheet of Oconn Industries Corp.,  (A Development Stage “Company”) as of July 31, 2013 and 2012, the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended July 31, 2013 and 2012, and period from October 26, 2010 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oconn Industries Corp. as of July 31, 2013 and 2012, the result of its operations and its cash flows for the years ended July 31, 2013 and 2012, and the period from October 26, 2010 (inception) to July 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

October 29, 2013

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

OCONN INDUSTRIES CORP. (A Development Stage Company) Balance Sheets

	July 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$3,566	$38,127
Total Current Assets	3,566	38,127

TOTAL ASSETS	$3,566	$38,127

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	300	-
Due to related party	990	990
Total Current Liabilities	1,290	990

TOTAL LIABILITIES	1,290	990

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.001, 75,000,000 shares authorized, 11,700,000 shares issued and outstanding	11,700	11,700
Additional paid-in capital	27,300	27,300
Deficit accumulated during the development stage	(36,724)	(1,863)
Total Stockholders’ Equity	2,276	37,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,566	$38,127

The accompanying notes are an integral part of these financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Statements of Operations
	Year Ended July 31,		Cumulative From Inception on October 26, 2010 to July 31,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	992	873	2,855
Professional fees	33,869	-	33,869
Total Operating Expenses	34,861	873	36,724

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS	$(34,861)	$(873)	$(36,724)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,700,000	2,869,945

The accompanying notes are an integral part of these financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Statement of Changes in Stockholders’ Equity From Inception on October 26, 2010 through July 31, 2013

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, October 26, 2010	-	$ -	$ -	$ -	$ -

Net loss for the period ended July 31, 2010	-	-	-	(990)	(990)

Balance, July 31, 2011	-	-	-	(990)	(990)

Common stock issued for cash to founders at $0.002 per share	6,500,000	6,500	6,500	-	13,000
Common stock issued for cash at $0.005 per share	5,200,000	5,200	20,800	-	26,000

Net loss for the year ended July 31, 2012	-	-	-	(873)	(873)

Balance July 31, 2012	11,700,000	11,700	27,300	(1,863)	37,137

Net loss for the year ended July 31, 2013	-	-	-	(34,861)	(34,861)

Balance July 31, 2013	11,700,000	$ 11,700	$ 27,300	$ (36,724)	$ 2,276

The accompanying notes are an integral part of these financial statements.

OCONN INDUSTRIES CORP.

(A Development Stage Company)

Statement of Cash Flows

	Year Ended July 31,		Cumulative From Inception on October 26, 2010 to July 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,861)	$(873)	$(36,724)
Changes in operating assets and liabilities:
Accounts payable	300	-	300
Net cash used in operating activities	(34,561)	(873)	(36,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	-	990
Issuance of common stock for cash	-	39,000	39,000
Net cash provided by financing activities	-	39,000	39,990

Net increase (decrease) in cash and cash equivalents	(34,561)	38,127	3,566

Cash and cash equivalents - beginning of period	38,127	-	-

Cash and cash equivalents - end of period	$3,566	$38,127	$3,566

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OCONN INDUSTRIES CORP.

(A Development Stage Company)

Notes to Financial Statements

July 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

OCONN INDUSTRIES CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010.  The Company is in the development stage as defined under ASC 915, Development Stage Enterprises and it intends to provide web-based dating services.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, October 26, 2010 through July 31, 2013 the Company has accumulated losses of $36,724.

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

Fiscal Period

The Company’s fiscal year end is July 31.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,566 and $38,127 in cash and cash equivalents at July 31, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended July 31,
	2013	2012
Net loss	(34,861)	(873)

Weighted average common shares
outstanding (Basic)	11,700,000	2,869,945
Weighted average common shares
outstanding (Diluted)	11,700,000	2,869,945

Net loss per share (Basic and Diluted)	(0.00)	(0.00)

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

iv)       Collection is reasonably assured.

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

Share Issuance

Since inception (October 26, 2010) to July 31, 2013, the Company has issued 6,500,000 common shares at $0.002 per share for $13,000 in cash, being $6,500 for par value shares and $6,500 for capital in excess of par value and 5,200,000 common shares at $0.005 per share for $26,000 in cash, being $5,200 for par value shares and $20,800 for capital in excess of par value.  There were 11,700,000 common shares issued and outstanding at July 31, 2013 and 2012, respectively.  Of these shares, 6,500,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39 percent to net the loss before provision for income taxes for the following reasons:

	July 31, 2013	July 31, 2012
Income tax expense at statutory rate	$(13,596)	$(708)
Valuation allowance	13,596	708
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2013	July 31, 2012
NOL carryover	$14,322	$708
Valuation allowance	(14,322)	(708)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $36,724 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – DUE TO RELATED PARTY

As at July 31, 2013 and 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $990.

NOTE 6 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at July 31, 2013, the Company has a loss from operations of $34,861 an accumulated deficit of $36,724 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures not were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2013 based on the COSO framework criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended July 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Eithne O’Connor	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	34	October 26, 2010
Grainne O’Connor	Secretary	25	April 1, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Eithne O’Connor – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Since our inception on October 26, 2010,  Eithne O’Connor has been our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer and a member of our board of directors. Mr. O’Connor is an Honour Economics graduate with over five years post qualification experience as an ACCA accountant. Since finishing university in 2004 Eithne has been a financial accountant for John F. Suppple Ltd., a construction firm in Ireland. Mr. O’Connor has not been a member of the board of directors of any corporations during the last five years. He intends to devote approximately 50% of his business time to our affairs.

Grainne O’Connor – Secretary

Since April 1, 2011, Grainne O’Connor has been our Secretary. From 2003 through 2007 Ms. O’Connor attended Sheffield Hallam University in Durham, UK where she obtained a Bachelor’s of Science degree. 2009 through present she worked at Mercy Hospital as a Radiographer and for 2 years before this time she worked at Waterford Regional Hospital in the same capacity. Grainne has not been a member of the board of directors of any corporations during the last five years. She intends to devote approximately 30% of his business time to our affairs.

Employment Agreements

For the year ended July 31, 2013, we had no formal employment agreements with any of our employees, directors or officers.

Family Relationships

Ms. Grainne O’Connor is the sister of Mr. Eithne O’Connor.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.                  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.                  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.                  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.                  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.                  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.                  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.      honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.      full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.      compliance with applicable governmental laws, rules and regulations;

4.      the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.      accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Oconn Industries Corp, Daws House, 33-35 Daws Lane, London, England NW7 4SD.

Board and Committee Meetings

Our board of directors currently consists of only Mr. Eithne O’Connor. The board held no formal meetings during the year ended July 31, 2013. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eithne O’Connor(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Grainne O’Connor(2) Secretary	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. O’Connor was appointed as president, chief executive officer, chief financial officer, treasurer, and a director of the company on October 26, 2010.

(2)	Ms. O’Connor was appointed as secretary of the company on April 1, 2011.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2013.

Option Exercises and Stock Vested

During our fiscal year ended July 31, 2013 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the board of directors. The board of directors as a whole determines executive compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 20, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Eithne O’Connor(2) Daws House, 33-35 Daws Lane, London, England NW7 4SD	4,000,000 common shares Direct ownership	34.19%
Grainne O’Connor (3) Daws House, 33-35 Daws Lane, London, England NW7 4SD	2,500,000 common shares Direct ownership	21.37%
Directors and Executive Officers as a Group(1)	6,500,000 common shares	55.56% common shares

(1)         Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 20, 2013. As of October 20, 2013, there were 11,700,000 shares of our company’s common stock issued and outstanding.

(2)         Mr. O’Connor was appointed as president, chief executive officer, chief financial officer, treasurer, and a director of the company on October 26, 2010;

(3)         Ms. O’Connor was appointed as secretary of the company on April 1, 2011.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eithne O’Connor, our only director, is not an independent director as he also serves as our president, chief executive officer, chief financial officers and treasurer and as of July 31, 2013, our company was obligated to Mr. O’Connor, for a non-interest bearing demand loan with a balance of $990.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2013	Year Ended July 31, 2012
Audit Fees (1)	$10,000	$0
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$10,000	$0

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation & Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on November 8, 2012)
3.02	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on November 8, 2012)
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
(32)	Section 1350 Certifications
32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended July 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OCONN INDUSTRIES CORP
(Registrant)

Dated: October 29, 2013	/s/ Eithne O’Connor
Eithne O’Connor
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer, Chief Accounting Officer, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2013	/s/ Eithne O’Connor
Eithne O’Connor
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer ,Chief Accounting Officer, Chief Financial Officer)

Date: October 29, 2013	/s/ Grainne O’Connor
Grainne O’Connor
Secretary