Form 10-Q
period 2013-10-31
OCONN INDUSTRIES CORP
filed 2013-12-16
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

As of December 10, 2013, there were 11,700,000 shares of the issuer’s common stock, par value $0.001, outstanding.

OCONN INDUSTRIES CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2013 Form 10K filed with the SEC on October 29, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2014.

OCONN INDUSTRIES CORP.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

From Inception on October 26, 2010 through October 31, 2013

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Balance Sheets

	October 31, 2013	July 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$3,566
Prepaid expenses	1,685	-
Total Current Assets	1,685	3,566

TOTAL ASSETS	$1,685	$3,566

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	-	300
Due to related party	5,590	990
Total Current Liabilities	5,590	1,290

TOTAL LIABILITIES	5,590	1,290

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, par value $0.001, 75,000,000 shares authorized, 11,700,000 shares issued and outstanding	11,700	11,700
Additional paid-in capital	27,300	27,300
Deficit accumulated during the development stage	(42,905)	(36,724)
Total Stockholders’ Equity (Deficit)	(3,905)	2,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,685	$3,566

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three Months Ended October 31,		Cumulative From Inception on October 26, 2010 to October 31,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	81	488	2,936
Professional fees	6,100	5,500	39,969
Total Operating Expenses	6,181	5,988	42,905

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS	$(6,181)	$(5,988)	$(42,905)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,700,00	11,700,00

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,		Cumulative From Inception on October 26, 2010 to October 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,181)	$(5,988)	$(42,905)
Changes in operating assets and liabilities:
Prepaid expenses	(1,685)	-	(1,685)
Prepaid legal fees	-	(4,800)	-
Accounts payable	(300)	2,000	-
Net cash used in operating activities	(8,166)	(8,788)	(44,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	4,600	-	5,590
Issuance of common stock for cash	-	-	39,000
Net cash provided by financing activities	4,600	-	44,590

Net increase (decrease) in cash and cash equivalents	(3,566)	(8,788)	-

Cash and cash equivalents - beginning of period	3,566	38,127	-

Cash and cash equivalents - end of period	$-	$29,339	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

October 31, 2013

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended October 31, 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 75,000,000 common shares, with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (October 26, 2010) to October 31, 2013, the Company has issued 6,500,000 common shares at $0.002 per share for $13,000 in cash, being $6,500 for par value shares and $6,500 for capital in excess of par value and 5,200,000 common shares at $0.005 per share for $26,000 in cash, being $5,200 for par value shares and $20,800 for capital in excess of par value.  There were 11,700,000 common shares issued and outstanding at October 31, 2013 and July 31, 2013.  Of these shares, 6,500,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 – DUE TO RELATED PARTY

As at October 31, 2013 and July 31, 2013, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $5,590 and $990, respectively.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at October 31, 2013, the Company has a loss from operations of $6,181, an accumulated deficit of $42,905 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Oconn Industries,” “we,” “us,” or “our” are to Oconn Industries Corp

Results of Operations

We have generated no revenues since inception and have incurred $42,905 in expenses through October 31, 2013.

The following table provides selected financial data about our company for the period ended October 31, 2013 and the year ended July 31, 2013.

Balance Sheet Date	10/31/13	7/31/13

Cash	$-	$3,566
Total Assets	$1,685	$3,566
Total Liabilities	$5,590	$1,290
Stockholders’ Equity (Deficit)	$(3,905)	$2,276

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  As of October 31, 2013, our company had $Nil in cash on hand.

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

If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 12 months.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the current year of operations.

Liquidity and Capital Resources

Working Capital

	Period Ended October 31, 2013	Year Ended July 31, 2013

Current Assets	$1,685	$3,566
Current Liabilities	$5,590	$1,290
Working Capital (Deficiency)	$(3,905)	$2,276

Cash Flows

		Three Months Ended October 31, 2013	Three Months Ended October 31, 2012
Cash Flows from (used in) Operating Activities		$(8,166)	$(8,788)
Cash Flows from (used in) Investing Activities	$	Nil	-
Cash Flows from (used in) Financing Activities		$4,600	$-
Net Increase (decrease) in Cash During Period		$(3,566)	$(8,788)

As at October 31, 2013, our company’s cash balance was $Nil compared to $3,566 as at July 31, 2013 and prepaid expense at October 31, 2013 were $1,685 compared with $Nil as at July 31, 2013. The decrease in cash was primarily due to prepaid professional fees and general and administrative for ongoing regulatory costs.

As at October 31, 2013, our company had total liabilities of $5,590 compared with total liabilities of $1,290 as at July 31, 2013. The increase in total liabilities was primarily attributed an increase in related party debt.

As at October 31, 2013, our company had a working capital deficiency of $3,905 compared with working capital of $2,276 as at July 31, 2013. The decrease in working capital was primarily attributed the decrease in cash.

Cash Flow from Operating Activities

During the three months ended October 31, 2013, our company used $8,166 in cash from operating activities compared to cash used by operating activities of $8,788 during the three months ended October 31, 2012.

Cash Flow from Investing Activities

During the three months ended October 31, 2013 and 2012, our company used $Nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2013, our company received $4,600 in cash in financing activities from proceeds from a related party compared to cash provided by financing activities of $Nil for the three months ended October 31, 2012.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  We cannot guarantee that future financings will be successful.

Our officers have verbally agreed to advance an unspecified amount of funds as needed for the twelve month period from the date of this report to assist in start-up operations, in the event that the Company raises only a portion or none of the secondary Offering amount.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.  As at October 31, 2013 loans from related parties totaled $5,590.

We received our initial funding of $39,000 through the sale of common stock to Eithne O’Connor, who purchased 4,000,000 shares of common stock at $0.002 on March 6, 2012 and Grainne O’Connor who purchased 2,500,000 shares at $0.002 on March 8, 2012 for total proceeds of $13,000.  We sold 5,200,000 shares to 26 unaffiliated investors at $0.005 on July 4, 2012 for total proceeds of $26,000.  Our financial statements from inception (October 26, 2010) through the period ended October 31, 2013, reported no revenues and a net loss of $42,905.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OCONN INDUSTRIES CORP
(Registrant)

Dated: December 16, 2013	/s/ Eithne O’Connor
Eithne O’Connor
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)