Form 10-Q
period 2014-01-31
OCONN INDUSTRIES CORP
filed 2014-03-17
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184830

Oconn Industries Corp
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6503 N. Military Trail, Unit 4601 Boca Raton, FL 33496
(Address of principal executive offices)

480-603-5151
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of March 14, 2014, there were 11,700,000 shares of the issuer's common stock, par value $0.001, outstanding.

OCONN INDUSTRIES CORP

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014
TABLE OF CONTENTS

		PAGE

	PART I - FINANCIAL INFORMATION
		3
Item 1.	Unaudited Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

	SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2013 Form 10-K filed with the Securities and Exchange Commission on October 29, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2014.

OCONN INDUSTRIES CORP.
(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

From Inception on October 26, 2010 through January 31, 2014

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Balance Sheets

	January 31, 2014	July 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$3,566
Total Current Assets	-	3,566

TOTAL ASSETS	$-	$3,566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	-	300
Due to related party	10,090	990
Total Current Liabilities	10,090	1,290

TOTAL LIABILITIES	10,090	1,290

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, par value $0.001, 75,000,000 shares authorized, 11,700,000 shares issued and outstanding	11,700	11,700
Additional paid-in capital	27,300	27,300
Deficit accumulated during the development stage	(49,090)	(36,724)
Total Stockholders' Equity (Deficit)	(10,090)	2,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$3,566

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Cumulative From Inception on October 26, 2010 to January 31,
	2014	2013	2014	2013	2014

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	1,285	128	1,366	616	4,221
Professional fees	4,900	10,550	11,000	16,050	44,869
Total Operating Expenses	6,185	10,678	12,366	16,666	49,090

OTHER INCOME AND EXPENSE	-	-	-		-

NET LOSS	$(6,185)	$(10,678)	$(12,366)	$(16,666)	$(49,090)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	11,700,000	11,700,000	11,700,000	11,700,000

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended January 31,		Cumulative From Inception on October 26, 2010 to January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,366)	$(16,666)	$(49,090)
Changes in operating assets and liabilities:
Accounts payable	(300)	-	-
Net cash used in operating activities	(12,666)	(16,666)	(49,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	9,100	-	10,090
Issuance of common stock for cash	-	-	39,000
Net cash provided by financing activities	9,100	-	49,090

Net increase (decrease) in cash and cash equivalents	(3,566)	(16,666)	-

Cash and cash equivalents - beginning of period	3,566	38,127	-

Cash and cash equivalents - end of period	$-	$21,461	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these condensed financial statements.

OCONN INDUSTRIES CORP.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
January 31, 2014

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

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended January 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 75,000,000 common shares, with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (October 26, 2010) to October 31, 2013, the Company has issued 6,500,000 common shares at $0.002 per share for $13,000 in cash, being $6,500 for par value shares and $6,500 for capital in excess of par value and 5,200,000 common shares at $0.005 per share for $26,000 in cash, being $5,200 for par value shares and $20,800 for capital in excess of par value.  There were 11,700,000 common shares issued and outstanding at January 31, 2014 and July 31, 2013.  Of these shares, 6,500,000 were issued to officers and a director of the Company.
The Company has no stock option plan, warrants or other dilutive securities.
NOTE 3 – DUE TO RELATED PARTY

As at January 31, 2014 and July 31, 2013, the Company was obligated to a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $10,090 and $990, respectively.

NOTE 4 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at January 31, 2014, the Company has a loss from operations of $12,366, an accumulated deficit of $49,090 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – SUBSEQUENT EVENTS

On February 10, 2014, we finalized a letter agreement to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil. We have 45 days to conduct our due diligence and enter into a definitive earn-in agreement prior to May 24, 2014 (the "Deadline Date"). If we fail to enter into a definitive agreement by the Deadline Date, the letter agreement will terminate. Therefore, the terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company also needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.

In order to acquire up to 75% interest in the project, we will need to fund the project as follows:

(i)
A 49% interest if (1) the Company funds an initial $2,400,000 of exploration expenses on the project, with an additional $600,000 funding prior to the right described in (ii) below, within three years from the Deadline Date; (2) the definitive earn-in agreement is executed prior to the Deadline Date; and (3) the Company pays $150,000 to a joint trust account between Mineracao Batovi and the Company;

(ii)	A 60% interest if the Company funds an additional $37,000,000 of continued exploration or completes a bankable feasibility study; and
(iii)	An additional 15% upon the funding of continued exploration, feasibility studies and mine construction to achieve commercial production.

If the Company fulfills its obligations to earn the 49% interest but fails to obtain the 60% interest, the Company will have earned an interest in the project pro rated based upon the payments made on the following basis: for every $1,000,000 paid (in addition to the $3,000,000 contributed to earn the 49% interest) of the $37,000,000 the Company shall earn an additional 0.297% interest (in addition to the 49% interest) in the project.

We agreed that if the Company owns the 75% interest upon completion of a positive feasibility it will put a mine into commercial production within 4 years of the completion of a positive feasibility study.  Mineracao Batovi's portion of mine construction costs will be repaid from 80% of its share of mine profits (i.e., 25%).  Until we has complete a feasibility study on the project or invest $40,000,000, Mineracao Batovi has the right to enter into an agreement with a major mining company to operate, finance and construct a mine in the project. The major mining company must commit to invest no less than $250,000,000, and in such instance the Company and Mineracao Batovi shall be diluted based on their interest in the project.

We intend to focus our energies on the due diligence required for this project and the negotiation and execution of a definitive agreement with Mineracao Batovi.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Oconn Industries," "we," "us," or "our" are to Oconn Industries Corp.

Results of Operations

We have generated no revenues since inception and have incurred $12,366 in expenses through January 31, 2014.

The following table provides selected financial data about our company for the period ended January 31, 2014 and the year ended July 31, 2013.

Balance Sheet Date	1/31/14	7/31/13

Cash	$-	$3,566
Total Assets	$-	$3,566
Total Liabilities	$10,090	$1,290
Stockholders' Equity (Deficit)	$(10,090)	$2,276

For the three months ended January 31, 2014 and January 31, 2013

Revenues
The Company is in its development stage and did not generate any revenues during the three months ended January 31, 2014 and January 31, 2013.

Total operating expenses
For the three months ended January 31, 2014, total operating expenses were $6,185, which included professional fees in the amount of $4,900 and general and administrative expenses of $1,285. For the three months ended January 31, 2013, total operating expenses were $10,678, which included professional fees in the amount of $10,550 and general and administrative expenses of $128.

Net loss
For the three months ended January 31, 2014, the Company had a net loss of $6,185, as compared to a net loss for the three months ended January 31, 2013 of $10,678. For the period October 26, 2010 (inception) to January 31, 2014 the Company incurred a net loss of $49,090.

For the six months ended January 31, 2014 and January 31, 2013

Revenues
The Company is in its development stage and did not generate any revenues during the six months ended January 31, 2014 and January 31, 2013.

Total operating expenses
For the six months ended January 31, 2014, total operating expenses were $12,366, which included professional fees in the amount of $11,000 and general and administrative expenses of $1,366. For the six months ended January 31, 2013, total operating expenses were $16,666, which included professional fees in the amount of $16,050 and general and administrative expenses of $616.

Net loss
For the six months ended January 31, 2014, the Company had a net loss of $12,366, as compared to a net loss for the six months ended January 31, 2013 of $16,666. For the period October 26, 2010 (inception) to January 31, 2014 the Company incurred a net loss of $49,090.

Plan of Operation

On February 10, 2014, we finalized a letter agreement to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil. We have 45 days to conduct our due diligence and enter into a definitive earn-in agreement prior to May 24, 2014 (the "Deadline Date"). If we fail to enter into a definitive agreement by the Deadline Date, the letter agreement will terminate. Therefore, the terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company also needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.

In order to acquire up to 75% interest in the project, we will need to fund the project as follows:

(i)
A 49% interest if (1) the Company funds an initial $2,400,000 of exploration expenses on the project, with an additional $600,000 funding prior to the right described in (ii) below, within three years from the Deadline Date; (2) the definitive earn-in agreement is executed prior to the Deadline Date; and (3) the Company pays $150,000 to a joint trust account between Mineracao Batovi and the Company;

(ii)	A 60% interest if the Company funds an additional $37,000,000 of continued exploration or completes a bankable feasibility study; and
(iii)	An additional 15% upon the funding of continued exploration, feasibility studies and mine construction to achieve commercial production.

If the Company fulfills its obligations to earn the 49% interest but fails to obtain the 60% interest, the Company will have earned an interest in the project pro rated based upon the payments made on the following basis: for every $1,000,000 paid (in addition to the $3,000,000 contributed to earn the 49% interest) of the $37,000,000 the Company shall earn an additional 0.297% interest (in addition to the 49% interest) in the project.

We agreed that if the Company owns the 75% interest upon completion of a positive feasibility it will put a mine into commercial production within 4 years of the completion of a positive feasibility study.  Mineracao Batovi's portion of mine construction costs will be repaid from 80% of its share of mine profits (i.e., 25%).  Until we has complete a feasibility study on the project or invest $40,000,000, Mineracao Batovi has the right to enter into an agreement with a major mining company to operate, finance and construct a mine in the project. The major mining company must commit to invest no less than $250,000,000, and in such instance the Company and Mineracao Batovi shall be diluted based on their interest in the project.

We intend to focus our energies on the due diligence required for this project and the negotiation and execution of a definitive agreement with Mineracao Batovi.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  As of January 31, 2014, our company had no cash on hand.

Limited Operating History; Need for Additional Capital

As described above, in order to obtain the interest in the project, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing shareholders.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the sole officer and director and Oconn Industries.

If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources

Working Capital

	Period Ended January 31, 2014	Year Ended July 31, 2013

Current Assets	$-	$3,566
Current Liabilities	$10,090	$1,290
Working Capital (Deficiency)	$(10,090)	$2,276

Cash Flows

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013
Cash Flows from (used in) Operating Activities	$(12,666)	$(16,666)
Cash Flows from (used in) Investing Activities	$-	-
Cash Flows from (used in) Financing Activities	$9,100	$-
Net Increase (decrease) in Cash During Period	$(3,566)	$(16,666)

As at January 31, 2014, our company's cash balance was zero compared to $3,566 as at July 31, 2013. The decrease in cash was primarily due to professional fees and general and administrative for ongoing regulatory costs.

As at January 31, 2014, our company had total liabilities of $10,090 compared with total liabilities of $1,290 as at July 31, 2013. The increase in total liabilities was primarily attributed to an increase in expenses paid for on behalf of the Company by a stockholder.

As at January 31, 2014, our company had a working capital deficiency of $10,090 compared with working capital of $2,276 as at July 31, 2013. The decrease in working capital was primarily attributed to ongoing regulatory costs.

Cash Flow from Operating Activities

During the six months ended January 31, 2014, our company used $12,666 in cash from operating activities compared to cash used by operating activities of $16,666 during the three months ended January 31, 2013.

Cash Flow from Investing Activities

During the six months ended January 31, 2014 and 2013, our company used no cash for investing activities.

Cash Flow from Financing Activities

During the six months ended January 31, 2014, our company received $9,100 in cash in financing activities from proceeds from a related party compared to cash provided by financing activities of $Nil for the six months ended January 31, 2013.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  We cannot guarantee that future financings will be successful.

Our officers have verbally agreed to advance an unspecified amount of funds as needed for the twelve month period from the date of this report to assist in start-up operations. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.  They are non-interest demand bearing loans.  As at January 31, 2014 loans from related parties totaled $10,090.

We received our initial funding of $39,000 through the sale of common stock to Eithne O'Connor, who purchased 4,000,000 shares of common stock at $0.002 on March 6, 2012 and Grainne O'Connor who purchased 2,500,000 shares at $0.002 on March 8, 2012 for total proceeds of $13,000.  We sold 5,200,000 shares to 26 unaffiliated investors at $0.005 on July 4, 2012 for total proceeds of $26,000.  Our financial statements from inception (October 26, 2010) through the period ended January 31, 2014 reported no revenues and a net loss of $49,090.

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

OCONN INDUSTRIES CORP
(Registrant)

Dated: March 17, 2014	/s/ Robert T Faber
Robert T. Faber
President
(Principal Executive, Financial, and Accounting Officer)