Form 10-Q
period 2014-04-30
DIAMANTE MINERALS, INC.
filed 2014-06-23
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184830

Diamante Minerals Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6503 N. Military Trail, Unit 4601 Boca Raton, FL 33496
(Address of principal executive offices)

888-251-3422
(Registrant's telephone number, including area code)

Oconn Industries Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 18, 2014, there were 49,333,332 shares of the issuer's common stock, par value $0.001, outstanding.

OCONN INDUSTRIES CORP

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

From Inception on October 26, 2010 through April 30, 2014

DIAMANTE MINERALS, INC. fka OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Balance Sheets

	April 30, 2014	July 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$31,221	$3,566
Total Current Assets	31,221	3,566

TOTAL ASSETS	$31,221	$3,566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	6,475	300
Other current liability	10,090	990
Due to related party	-	-
Total Current Liabilities	16,565	1,290

TOTAL LIABILITIES	16,565	1,290

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, par value $0.001, 300,000,000 shares authorized, 46,933,000 shares issued and outstanding	46,933	11,700
Additional paid-in capital	42,067	27,300
Deficit accumulated during the development stage	(74,344)	(36,724)
Total Stockholders' Equity (Deficit)	14,656	2,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,221	$3,566

The accompanying condensed notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC. fka OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,		Cumulative From Inception on October 26, 2010 to April 30,
	2014	2013	2014	2013	2014

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	6,649	193	8,015	809	10,870
Professional fees	18,605	14,019	29,605	30,069	63,474
Total Operating Expenses	25,254	14,212	37,620	30,878	74,344

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS	$(25,254)	$(14,212)	$(37,620)	$(30,878)	$(74,344)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	46,931,834	46,800,000	46,842,979	46,800,000

The accompanying condensed notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC. fka OCONN INDUSTRIES CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30,		Cumulative From Inception on October 26, 2010 to April 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,620)	$(30,878)	$(74,344)
Changes in operating assets and liabilities:
Accounts payable	6,175	5,269	6,475
Net cash used in operating activities	(31,445)	(25,609)	(67,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other liability	9,100	-	10,090
Issuance of common stock for cash	50,000	-	89,000
Net cash provided by financing activities	59,100	-	99,090

Net increase (decrease) in cash and cash equivalents	27,655	(25,609)	31,221

Cash and cash equivalents - beginning of period	3,566	38,127	-

Cash and cash equivalents - end of period	$31,221	$12,518	$31,221

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
April 30, 2014

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended April 30, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   CAPITAL STOCK

Authorized Stock

Following the Director`s Resolution of March 11, 2014 the Company increased its authorized share capital from 75,000,000 to 300,000,000 common shares, with a par value of $0.001 per share, while changing its name from Oconn Industries Corp. to Diamante Minerals, Inc. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Effective March 31, 2014, the Company effected a 4 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 3 additional shares of the Corporation's $0.001 par value common stock for every one (1) share owned.

Since inception (October 26, 2010), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 4 for 1 forward split:
•	On March 10, 2012 the Company issued 26,000,000 shares of common stock at $0.0005 per share for $13,000
•	On July 10, 2012, the Company issued 20,800,000 shares of common stock at $0.00125 per share for $26,000
•	On February 1, 2014, the Company issued 133,332 shares of common stock at $0.0375 per share for $50,000

There were 46,933,332 and 46,800,000 common shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively.  Of these shares, 26,000,000 were issued to a former officer and director of the Company.
The Company has no stock option plan, warrants or other dilutive securities.
NOTE 3 – OTHER CURRENT LIABILITY

As at April 30, 2014 and July 31, 2013, the Company was obligated to a former  related party, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $10,090 and $990, respectively.

NOTE 4 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at April 30, 2014, the Company has a loss from operations of $37,620, an accumulated deficit of $74,344 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

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

NOTE 5 – BATOVI DIAMOND PROJECT

On February 10, 2014, we finalized a letter agreement to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil. Although the letter agreement provided that we have 45 days to conduct our due diligence and enter into a definitive earn-in agreement prior to May 24, 2014 (the "Deadline Date"), we have not yet entered into a definitive agreement with Mineracao Batovi. Notwithstanding that the letter agreement dated February 10, 2014 provided that if we fail to enter into a definitive agreement by the Deadline Date, the letter agreement will terminate, we are anticipating entering into a definitive agreement with Mineracao Batovi. Therefore, the terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company also needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.
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

NOTE 6 – SUBSEQUENT EVENTS

On May 15, 2014 we sold 2,000,000 shares of common stock to The Panama Fund at a purchase price of $0.375 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.

On June 6, 2014 we sold 400,000 shares of common stock to Bill Kotler at a purchase price of $0.375 per share. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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
All references in this Form 10-Q to the "Company," "Diamante Minerals Inc," "we," "us," or "our" are to Diamante Minerals Inc..

Results of Operations

We have generated no revenues since inception and have incurred $74,344 in expenses through April 30, 2014.

The following table provides selected financial data about our company for the period ended April 30, 2014 and the year ended July 31, 2013.

Balance Sheet Date	4/30/14	7/31/13

Cash	$31,221	$3,566
Total Assets	$31,221	$3,566
Total Liabilities	$16,565	$1,290
Stockholders' Equity (Deficit)	$14,656	$2,276

Plan of Operation

On February 10, 2014, we finalized a letter agreement to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil. Although the letter agreement provided that we have 45 days to conduct our due diligence and enter into a definitive earn-in agreement prior to May 24, 2014 (the "Deadline Date"), we have not yet entered into a definitive agreement with Mineracao Batovi. Notwithstanding that the letter agreement dated February 10, 2014 provided that if we fail to enter into a definitive agreement by the Deadline Date, the letter agreement will terminate, we are still anticipating entering into a definitive agreement with Mineracao Batovi. Therefore, the terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company also needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.

In order to acquire up to 75% interest in the project, we will need to fund the project as follows:

(iv)
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

(v)	A 60% interest if the Company funds an additional $37,000,000 of continued exploration or completes a bankable feasibility study; and
(vi)	An additional 15% upon the funding of continued exploration, feasibility studies and mine construction to achieve commercial production.

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

We are focusing our energies on the due diligence required for this project and the negotiation and execution of a definitive agreement with Mineracao Batovi.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the sole officer and director and Diamante Minerals.

We anticipate that we will need $2,400,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources
Working Capital

	Period Ended April 30, 2014	Year Ended July 31, 2013

Current Assets	$31,221	$3,566
Current Liabilities	$16,565	$1,290
Working Capital (Deficiency)	$14,656	$2,276

Cash Flows

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013
Cash Flows from (used in) Operating Activities	$(31,445)	$(25,609)
Cash Flows from (used in) Investing Activities	$-	-
Cash Flows from (used in) Financing Activities	$59,100	$-
Net Increase (decrease) in Cash During Period	$27,655	$(25,609)

As at April 30, 2014, our company's cash balance was $31,221 compared to $3,566 as at July 31, 2013. The increase in cash was primarily due to the capital raise commenced by us in February 2014.

As at April 30, 2014, our company had total liabilities of $16,565 compared with total liabilities of $1,290 as at July 31, 2013. The increase in total liabilities was primarily attributed to loans from a former related party and an increase in accounts payable.

As at April 30, 2014, our company had working capital of $14,656 compared with working capital of $2,276 as at July 31, 2013. The increase in working capital was primarily attributed to the increase in cash.

Cash Flow from Operating Activities

During the nine months ended April 30, 2014, our company used $31,445 in cash from operating activities compared to cash used by operating activities of $25,609 during the nine months ended April 30, 2013.

Cash Flow from Investing Activities

During the nine months ended April 30, 2014 and 2013, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the nine months ended April 30, 2014, our company received $59,100 in cash in financing activities from proceeds from a former stock holder and proceeds from a share subscription compared to no financing activities for the nine months ended April 30, 2013.

The Company is currently raising funds through private placement offerings.  We cannot guarantee that future financings will be successful.

During the quarter we raised $50,000 from a share subscription received.

For the three months ended April 30, 2014 and April 30, 2013

Revenues
The Company is in its development stage and did not generate any revenues during the three months ended April 30, 2014 and April 30, 2013.

Total operating expenses
For the three months ended April 30, 2014, total operating expenses were $25,254, which included professional fees in the amount of $18,605 and general and administrative expenses of $6,649. For the three months ended April 30, 2013, total operating expenses were $14,212, which included professional fees in the amount of $14,019 and general and administrative expenses of $193.

Net loss
For the three months ended April 30, 2014, the Company had a net loss of $25,254, as compared to a net loss for the three months ended April 30, 2013 of $14,212. For the period October 26, 2010 (inception) to January 31, 2014 the Company incurred a net loss of $74,344.

For the nine months ended April 30, 2014 and April 30, 2013

Revenues
The Company is in its development stage and did not generate any revenues during the nine months ended April 30, 2014 and April 30, 2013.

Total operating expenses
For the nine months ended April 30, 2014, total operating expenses were $37,620, which included professional fees in the amount of $29,605 and general and administrative expenses of $8,015. For the nine months ended April 30, 2013, total operating expenses were $30,878, which included professional fees in the amount of $30,069 and general and administrative expenses of $809.

Net loss
For the nine months ended April 30, 2014, the Company had a net loss of $37,620, as compared to a net loss for the nine months ended April 30, 2013 of $30,878. For the period October 26, 2010 (inception) April 30, 2014 the Company incurred a net loss of $74,344.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2014, we sold 133,332 shares of common stock to Strelitzia BV at a purchase price of $0.375 (amounts adjusted for the forward split) pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.

On May 15, 2014 we sold 2,000,000 shares of common stock to The Panama Fund at a purchase price of $0.375 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.

On June 6, 2014 we sold 400,000 shares of common stock to Bill Kotler at a purchase price of $0.375 per share. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

No comissions have been paid and no comissions are owed to any brokers or any finder for these issuances.

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
32.1                                         Rule 1350 Certification of Principal Executive and Financial Officer
101.INS                            XBRL Instance
101.SCH                          XBRL Taxonomy Extension Schema
101.CAL                          XBRL Taxonomy Extension Calculations
101.DEF                           XBRL Taxonomy Extension Definitions
101.LAB                          XBRL Taxonomy Extension Labels
101.PRE                           XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMANTE MINERALS INC.
(Registrant)

Dated: June 23, 2014	/s/ Robert T Faber
Robert T. Faber
President
(Principal Executive, Financial, and Accounting Officer)