Form 10-K
period 2014-07-31
DIAMANTE MINERALS, INC.
filed 2014-10-29
CIK 1556801

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

Commission file number: 000-55233

DIAMANTE MINERALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State of incorporation)	(I.R.S. Employer Identification No.)

228 Park Avenue, South, Suite 92302
New York, NY 10003-1502
 (Address of principal executive offices)

___________250-860-8599____________
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                              Accelerated filer ☐
Non-accelerated filer   ☐                                                                                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒  No ☐

There was no aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.
There were 49,333,332 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of October 28, 2014.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Diamante Minerals, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated in the State of Nevada on October 19, 2010. On April 1, 2014, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to (i) change our name from "Oconn Industries Corp."  to "Diamante Minerals, Inc." and (ii) increase the number of authorized shares of our common stock from 75,000,000 shares to 300,000,000 shares.

On April 10, 2014, FINRA confirmed the 4-1 forward stock split authorized by the Board of Directors of the Company.  The record date of the split was March 31, 2014.  Accordingly, shareholders owning shares on such date received 3 additional shares of the Company for each share they owned as of such date.

On February 10, 2014, we finalized a letter agreement (the "Batovi Letter Agreement") to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil. Although the Batovi Letter Agreement provided that we have 45 days to conduct our due diligence and enter into a definitive earn-in agreement prior to May 24, 2014 (the "Deadline Date"), we have not yet entered into a definitive agreement with Mineracao Batovi. Notwithstanding that the Batovi Letter Agreement provided that if we fail to enter into a definitive agreement by the Deadline Date, the Batovi Letter agreement will terminate, we are still anticipating entering into a definitive agreement with Mineracao Batovi and are still negotiating the definitive terms of such agreement. Therefore, the terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company also needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.

Based on the terms of the expired Batovi Letter Agreement, in order to acquire up to 75% interest in the project, we will need to fund the project as follows:

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

We agreed that if the Company owns the 75% interest upon completion of a positive feasibility it will put a mine into commercial production within 4 years of the completion of a positive feasibility study.  Mineracao Batovi's portion of mine construction costs will be repaid from 80% of its share of mine profits (i.e., 25%).  Until we complete a feasibility study on the project or invest $40,000,000, Mineracao Batovi has the right to enter into an agreement with a major mining company to operate, finance and construct a mine in the project. The major mining company must commit to invest no less than $250,000,000, and in such instance the Company and Mineracao Batovi shall be diluted based on their interest in the project.

We are focusing our energies on the due diligence required for this project and the negotiation and execution of a definitive agreement with Mineracao Batovi.

The company has a consulting agreement which will terminate December 31, 2014 for which it owes the consultant $35,000 for his services provided.

Competition

The mining industry is intensely competitive in all its phases and the Company competes with other companies that have greater financial resources and technical capacity. The Company continues to compete with a number of companies for the acquisition of mineral properties. The ability for the Company to replace or increase its mineral reserves and mineral resources in the future will depend on its ability to develop its present properties and also to select and acquire economic producing properties or prospects for diamond extraction.

Licenses, permits and approvals

The Company's operations require licenses, permits and approvals from various governmental authorities. Such licenses and permits are subject to change in various circumstances and certain permits and approvals are required to be renewed from time to time. Additional permits or permit renewals will need to be obtained in the future. The granting, renewal and continued effectiveness of these permits and approvals are, in most cases, subject to some level of discretion by the applicable regulatory authority. Certain governmental approval and permitting processes are subject to public comment and can be appealed by project opponents, which may result in significant delays or in approvals being withheld or withdrawn.

Should the Company not be able to obtain or maintain all necessary licenses and permits as are required to explore and develop its properties, commence construction or operation of mining facilities and properties under exploration or development, or to maintain continued operations that economically justify the cost, it could materially and adversely affect the Company's operations.

Foreign operations risk

The Company's current potential significant projects are located in Brazil. Foreign countries exposes the Company to risks that may not otherwise be experienced if its operations were domestic. The risks include, but are not limited to, environmental protection, land use, water use, health safety, labor, restrictions on production, price controls, currency remittance, and maintenance of mineral tenure and expropriation of property. For example, changes to regulations in Brazil relating to royalties, allowable production, importing and exporting of diamonds and environmental protection, may result in the Company not receiving an adequate return on investment capital.

Although the operating environments in Brazil is considered favorable compared to those in other developing countries, there are still political risks. These risks include, but are not limited to: terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation and labor unrest. Changes in mining or investment policies or shifts in political attitudes in these countries may also adversely affect the Company's business. In addition, there may be greater exposure to a risk of corruption and bribery (including possible prosecution under the federal Corruption of Foreign Public Officials Act). Also, in the event of a dispute arising in foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may be hindered or prevented from enforcing its rights. Furthermore, it is possible that future changes in taxes in any of the countries in which the Company operates will adversely affect the Company's operations and economic returns.
Intellectual Property

We have no intellectual property.

Employees

We have no employees other than our sole executive officer and director. All functions including development, strategy, negotiations and administration are currently being provided by our executive officer.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

Our executive offices are located at 228 Park Avenue, South, Suite 92302, New York, NY 10003-1502. We believe that this office space will be adequate for the foreseeable future.
Item 3.       Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTCQB under the symbol "OCOO" since July 29, 2013 and "DIMN" subsequent to April 2014 in connection with the forward split. Prior to July 29, 2014, there was no active market for our common stock. The high and low sales prices as reported on the OTCQB for the fourth quarter of 2014 was $2.20 and $1.31, respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
The last reported sales price of our common stock on the OTCQB on October 28, 2014 was $3.10.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Holders

As of October 28, 2014, there were 49,333,332 shares of common stock issued and outstanding, which were held by 26 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Annual Report on Form 10-K.  Certain statements contained in this Report, including statements regarding the development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Plan of Operation

On February 10, 2014, we finalized the Batovi Letter Agreement to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil. Although the Batovi Letter Agreement provided that we have 45 days to conduct our due diligence and enter into a definitive earn-in agreement prior to May 24, 2014, the Deadline Date, we have not yet entered into a definitive agreement with Mineracao Batovi. Notwithstanding that the Batovi Letter Agreement provided that if we fail to enter into a definitive agreement by the Deadline Date, the Batovi Letter Agreement will terminate, we are still anticipating entering into a definitive agreement with Mineracao Batovi and are still negotiating the definitive terms of such agreement. Therefore, the terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company also needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.

Based on the terms of the expired Batovi Letter Agreement, in order to acquire up to 75% interest in the project, we will need to fund the project as follows:

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

We agreed that if the Company owns the 75% interest upon completion of a positive feasibility it will put a mine into commercial production within 4 years of the completion of a positive feasibility study.  Mineracao Batovi's portion of mine construction costs will be repaid from 80% of its share of mine profits (i.e., 25%).  Until we complete a feasibility study on the project or invest $40,000,000, Mineracao Batovi has the right to enter into an agreement with a major mining company to operate, finance and construct a mine in the project. The major mining company must commit to invest no less than $250,000,000, and in such instance the Company and Mineracao Batovi shall be diluted based on their interest in the project.

We are focusing our energies on the due diligence required for this project and the negotiation and execution of a definitive agreement with Mineracao Batovi.

Limited Operating History; Need for Additional Capital

As described above, in order to obtain the interest in the Batovi Diamond Project, we will need to raise a significant amount of funds. We have no assurance that sufficient financing will be available to us in the future, or if available, on acceptable terms.

We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Since the Company has no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a start-up company and have not generated any revenues. We cannot guarantee success of our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

There are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between our sole officer and director and the Company

We have sufficient working capital for the next 12 months; however, if we are successful and execute an agreement with Mineracao Batovi, we anticipate that we will need no less than $2,400,000 to fund the company for 24 months. If we are unable to meet our needs for cash from future financings, or alternative sources, then we will be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 24 months.

Results of Operations

We have generated no revenues since inception and have incurred $49,277 in operating expenses for the fiscal year ended July 31, 2014.

The following table provides selected financial data for the years ended July 31, 2014 and July 31, 2013.

Balance Sheet Date	July 31, 2014	July31, 2013

Cash	$915,853	$3,566
Total Assets	$918,288	$3,566
Total Current Liabilities	$5,199	$1,290
Stockholders' Equity	$913,089	$2,276

For the years ended July 31, 2014 and July 31, 2013
Revenues

The Company is in the development stage and did not generate any revenues during the years ended July 31, 2014 and July 31, 2013.

Total operating expenses

For the year ended July 31, 2014, total operating expenses were $49,560, comprised of professional fees in the amount of $41,545 and general and administrative expenses of $8,015. For the year ended July 31, 2013, total operating expenses were $34,861, comprised of professional fees in the amount of $33,869 and general and administrative expenses of $992.

Net loss

For the year ended July 31, 2014, the Company had a net loss of $49,277, as compared to a net loss for the year ended July 31, 2013 of $34,861. For the period October 26, 2010 (inception) to July 31, 2014, the Company incurred a net loss of $86,001.

Liquidity and Capital Resources

As of July 31, 2014, the Company had a cash balance of $915,853. We believe we have sufficient working capital for the next 12 months; however, if we are successful and execute an agreement with Mineracao Batovi, we anticipate that we will need no less than $2,400,000. There can be no assurance that additional capital will be available to the Company.

Cash Flows
	Year Ended July 31, 2014	Year Ended July 31, 2013
Cash Flows from (used in) Operating Activities	$(37,713)	$(34,561)
Net Cash Flows provided from Financing Activities	$950,000	-
Net Cash Flows provided from Investing Activities	$-	$-
Net Increase (decrease) in Cash During Period	$912,287	$(34,561)

As of July 31, 2014, the Company had a cash balance of $915,853 compared to $3,566 as of July 31, 2013. The increase in cash was primarily due to the capital raise commenced by us during the year.

As of July 31, 2014, the Company had total liabilities of $5,199 compared with total liabilities of $1,290 as of July 31, 2013. The increase in total liabilities was primarily attributed to an increase in accounts payable.

As of July 31, 2014, the Company had working capital of $913,089 compared with working capital of $2,276 as of July 31, 2013. The increase in working capital was primarily attributed to the increase in cash.

Cash Flow from Operating Activities

During the year ended July 31, 2014, the Company used $(37,713) in cash from operating activities compared to cash used by operating activities of $(34,561) during the year ended July 31, 2013.

Cash Flow from Investing Activities

During the years ended July 31, 2014 and 2013, the Company used no cash for investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2014, the Company received $950,000 in cash from financing activities compared to no financing activities for the year ended July 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern Consideration

As at July 31, 2014, the Company has a loss from operations of $49,277 an accumulated deficit of $86,001 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015. Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  We may in the future attempt to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. There is no assurance we will ever be successful doing so.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $915,853 and $3,566 in cash and cash equivalents at July 31, 2014 and 2013, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued liabilities and other current liabilities approximate fair value because of their immediate or short term maturity.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
 FINANCIAL STATEMENTS

For the Years Ended July 31, 2014 and 2013

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Diamente Minerals, Inc.

We have audited the accompanying balance sheet of Diamente Minerals, Inc., (A Development Stage "Company") as of July 31, 2014 and 2013, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended July 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oconn Industries Corp. as of July 31, 2014 and 2013, and the result of its operations and its cash flows for the years ended July 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________
  PLS CPA, A Professional Corp.

October 29, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

DIAMANTE MINERALS, INC. fka OCONN INDUSTRIES CORP. Balance Sheets

	July 31, 2014	July 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$915,853	$3,566
Prepaid expense	2,435	-
Total Current Assets	918,288	3,566

TOTAL ASSETS	$918,288	$3,566

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$5,199	$300
Due to related party	-	990
Total Current Liabilities	5,199	1,290

SHAREHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized, 49,333,332 and 46,800,000 shares issued and outstanding, respectively	49,333	46,800
Additional paid-in capital (deficiency)	949,757	(7,800)
Accumulated deficit	(86,001)	(36,724)
Total Stockholders' Equity	913,089	2,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$918,288	$3,566

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC. fka OCONN INDUSTRIES CORP. Statements of Operations

	Years ended
	July 31, 2014	July 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	8,015	992
Professional fees	41,545	33,869
TOTAL OPERATING EXPENSES	49,560	34,861

OTHER INCOME
Interest income	283	-
TOTAL OTHER INCOME	283	-

NET LOSS	$(49,277)	$(34,861)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	47,353,424	46,800,000

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC. fka OCONN INDUSTRIES CORP. Statement of Changes in Stockholders' Equity

				Additional
				Paid in		Total
	Common Stock			Capital	Accumulated	Stockholders'
	Shares	Amount		(Deficiency)	Deficit	Equity
		$		$	$	$

Balance, July 31, 2012	46,800,000		46,800	(7,800)	(1,863)	37,137

Net loss for the year					(34,861)	(34,861)

Balance, July 31, 2013	46,800,000		46,800	(7,800)	(36,724)	2,276

Common shares issued for cash	2,533,332		2,533	947,467	-	950,000

Debt forgiveness form shareholder	-		-	10,090	-	10,090

Net loss for the year	-		-	-	(49,277)	(49,277)

Balance, July 31, 2014	49,333,332		49,333	949,757	(86,001)	913,089

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
Statement of Cash Flows

	Years ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,277)	$(34,861)
Changes in operating assets and liabilities:
Prepaid expense	(2,435)
Accounts payable and accrued liabilities	4,899	300
Other current liabilities	9,100	-
Net cash used in operating activities	(37,713)	(34,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	950,000	-
Net cash provided by financing activities	950,000	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

Net increase (decrease) in cash and cash equivalents	912,287	(34,561)

Cash and cash equivalents - beginning of period	3,566	38,127

Cash and cash equivalents - end of period	$915,853	$3,566

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
Notes to Audited Financial Statements
July 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the process of acquiring, exploring and developing mineral properties.

The Company has not generated any revenue to date. For the period from inception, October 26, 2010 through July 31, 2014 the Company has accumulated losses of $86,001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fiscal Period

The Company's fiscal year end is July 31.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $915,853 and $3,566 in cash and cash equivalents at July 31, 2014 and 2013, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued liabilities and other current liabilities approximate fair value because of their immediate or short term maturity.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

In accordance with the ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or goods have been delivered, the selling price is fixed or determinable and collectability is reasonably assured.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended
	July 31,
	2014	2013
Net loss	$(49,277)	$(34,861)

Weighted average common shares
outstanding (Basic)	47,353,424	46,800,000
Weighted average common shares
outstanding (Diluted)	47,353,424	46,800,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding as at July 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -   CAPITAL STOCK

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

Since inception (October 26, 2010), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 4 for 1 forward split:

•	On March 10, 2012 the Company issued 26,000,000 shares of common stock at $0.0005 per share to a former officer and director of the Company for $13,000
•	On July 10, 2012, the Company issued 20,800,000 shares of common stock at $0.00125 per share for $26,000
•	On February 1, 2014, the Company issued 133,332 shares of common stock at $0.375 per share for $50,000
•	On May 14, 2014, the Company issued 2,000,000 shares of common stock at $0.375 per share for $750,000
•	On June 6, 2014, the Company issued 400,000 shares of common stock at $0.375 per share for $150,000

There were 49,333,332 and 46,800,000 common shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 – OTHER CURRENT LIABILITY

During the years ended July 31, 2014 and July 31, 2013, the Company was obligated to a former related party, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $nil and $990, respectively. On July 31, 2014, $10,090 demand loan was forgiven in full by the former related party.

NOTE 5 - INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net the loss before provision for income taxes for the following reasons:

	July 31, 2014	July 31, 2013
Income tax expense at statutory rate	$(16,754)	$(11,853)
Valuation allowance	16,754	11,853
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2013	July 31, 2012
NOL carryover	$29,240	$12,486
Valuation allowance	(29,240)	(12,486)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $86,001 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at July 31, 2014, the Company has a net loss of $49,277, an accumulated deficit of $86,001 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

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

NOTE 7 – BATOVI DIAMOND PROJECT

On February 10, 2014, we finalized a letter agreement to acquire up to a 75% interest in the Batovi Diamond Project and form a joint venture with the owner of the claims in the property, Mineracao Batovi. The project is located 220 kilometers north of Paranatinga in Mato Grosso, Brazil.

The terms of the joint venture are not binding until and unless the Company and Mineracao Batovi enter into a definitive agreement. The Company is anticipating entering into a definitive agreement with Mineracao Batovi. The Company needs to complete its due diligence on the project, including without limitation, verifying that Mineracao Batovi has the ability to enter into this proposed arrangement with the Company.  As at the date of these financial statements, we have not yet entered into a definitive agreement with Mineracao Batovi.

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

If the Company fulfills its obligations to earn the 49% interest but fails to obtain the 60% interest, the Company will have earned an interest in the project pro-rated based upon the payments made on the following basis: for every $1,000,000 paid (in addition to the $3,000,000 contributed to earn the 49% interest) of the $37,000,000 the Company shall earn an additional 0.297% interest (in addition to the 49% interest) in the project.

We agreed that if the Company owns the 75% interest upon completion of a positive feasibility it will put a mine into commercial production within 4 years of the completion of a positive feasibility study.  Mineracao Batovi's portion of mine construction costs will be repaid from 80% of its share of mine profits (i.e., 25%).  Until we has completed a feasibility study on the project or invest $40,000,000, Mineracao Batovi has the right to enter into an agreement with a major mining company to operate, finance and construct a mine in the project. The major mining company must commit to invest no less than $250,000,000, and in such instance the Company and Mineracao Batovi shall be diluted based on their interest in the project.

We intend to focus our energies on the due diligence required for this project and the negotiation and execution of a definitive agreement with Mineracao Batovi.

NOTE 8 – SUBSEQUENT EVENTS

On October 16, 2014, the Company granted Robert Faber, the former sole officer and director of the Company an option (the "Option") to purchase all, or any portion of, 200,000 shares of common stock pursuant to an Option Agreement. The Option may be exercised by Mr. Faber until March 17, 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25. Mr. Faber agreed that he will not directly or indirectly sell, offer to sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, gift, distribute or otherwise gift or otherwise encumber or transfer the Option or the underlying shares, as well as agreeing that he will not directly or indirectly engage in or effect, in any manner whatsoever, directly or indirectly, any short sales of the common stock of the Company or hedging transactions.

On October 16, 2014, the Company also granted Binyamin Gordon an option to purchase all, or any portion of, 2,500,000 shares of common stock pursuant to an Option Agreement. The option may be exercised by Mr. Gordon until March 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25. Mr. Gordon agreed that he will not directly or indirectly sell, offer to sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, gift, distribute or otherwise gift or otherwise encumber or transfer the Option or the underlying shares, as well as agreeing that he will not directly or indirectly engage in or effect, in any manner whatsoever, directly or indirectly, any short sales of the common stock of the Company or hedging transactions.

On October 16, 2014, Diamante Minerals, Inc. a Nevada corporation (the "Company"), and Chad Ulansky entered into an Employment Agreement (the "Employment Agreement"), pursuant to which Mr. Ulansky is to be employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Ulansky shall receive an annual base salary of $400,000 for the first year of agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter. The Employment Agreement  shall automatically renew on each anniversary of the Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Agreement.  The Company may immediately terminate Mr. Ulansky's employment for cause.  If (i) Mr. Ulansky's employment is terminated by the Company without cause, (ii) Mr. Ulansky terminates his employment as a result of the Company assigning him duties inconsistent with his position or the Company fails to pay his compensation or (iii) there is a change in control in the Company,  then in either case the Company shall pay Mr. Ulansky an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Except the disclosure above, based on our evaluation no other events have occurred that require disclosure.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

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

As of July 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of July 31, 2014, the end of the period covered by this Annual Report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2014, our internal control over financial reporting was not effective due to the existence of the material weaknesses as of July 31, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because the company consists of one person who acts as the sole officer an director, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company's management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company's business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of our current board member and executive officer.

Name and Business Address	Age	Position
Chad Ulansky	40	President, Secretary, Treasurer and Director

Mr. Ulansky commenced his career over 20 years ago working for Dia Met Minerals Ltd. on the project which yielded the Ekati Diamond Mine. He continued working for Dia Met until it was purchased by BHP in 2001.   At that time he joined Cantex Mine Development Corp and Metalex Ventures Ltd where he initially managed the companies' global exploration programs.  In 2003 and 2006 he took over as President and CEO of Cantex and Metalex respectively.  Mr. Ulansky currently serves as a member of the Board of Directors of Cantex, Metalex and Northern Uranium Corp., all of which are listed on the TSX Venture Exchange.  In addition to leading the exploration programs for Cantex's metal discoveries in Yemen he oversaw the discovery and advanced exploration of Metalex's potential U2 kimberlite in northern Ontario, Canada.  Mr. Ulansky has also served as a director of several other mineral exploration companies including Valley High Ventures Ltd, Consolidated AGX Resources Ltd and Arian Resources Corp.  To date Mr. Ulansky has led exploration programs in over 15 countries on four continents with a particular focus on diamonds.  After completing a BSc at Simon Fraser University (Canada) he completed a second BSc and a Honours degree at the University of Cape Town (South Africa) under the tutelage of renowned diamond geologist Dr. John Gurney.
Until his resignation on October 16, 2014, Robert Faber served as a director of the Company since January 29, 2014 and as President, Secretary and Treasurer of the Company since January 30, 2014.

Mr. Ulansky is not a director in any other U.S. reporting company and has not been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which Mr. Ulansky or any associate of Mr. Ulansky are parties adverse to the Company or has a material interest adverse to it.
Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.
Audit Committee and Financial Expert; Committees
The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.
The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our executive officer and director.
Involvement in legal proceedings
There are no legal proceedings that have occurred within the past ten years concerning our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.
Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who beneficially own more than 10% of our equity securities (each a "Reporting Person") to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended July 31, 2014, all Reporting Persons complied with all applicable Section 16(a) filing requirements except that Robert Faber failed to file a Form 3 reporting that he is an officer and director of the Company.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11.    Executive Compensation.

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a "Named Executive Officer") for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2014 or 2013.

SUMMARY COMPENSATION TABLE
						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Robert Faber (1)	2014	0	0	0	0(1)	0	0	0	0
Eithne O'Connor	2013	0	0	0	0	0	0	0	0

(1)
Mr. Robert Faber, our sole officer and director from January 2014 through his resignation on October 16, 2014, received an option to purchase 200,000 shares of common stock. The option may be exercised by Mr. Faber until March 17, 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25.

 Effective as of October 16, 2014, Chad Ulansky became our sole officer and director. We entered into an employment agreement with Mr. Ulansky pursuant to which Mr. Ulansky is to be employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Ulansky shall receive an annual base salary of $400,000 for the first year of agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter. The Employment Agreement  shall automatically renew on each anniversary of the Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Agreement.  The Company may immediately terminate Mr. Ulansky's employment for cause.  If (i) Mr. Ulansky's employment is terminated by the Company without cause, (ii) Mr. Ulansky terminates his employment as a result of the Company assigning him duties inconsistent with his position or the Company fails to pay his compensation or (iii) there is a change in control in the Company,  then in either case the Company shall pay Mr. Ulansky an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination.
We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans. We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on October 19, 2010, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards other than the options other than the options to purchase 200,000 options granted to Mr. Faber described above.

Compensation of Directors

Since our incorporation on October 19, 2010, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for services as directors or for committee participation or special assignments. Notwithstanding, Mr. Faber, our former sole director, received options to purchase 200,000 shares as described above.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 28, 2014, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 49,333,332 shares of common stock outstanding as of October 28, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the business address of each stockholder listed below is: c/o Diamante Minerals, Inc., 228 Park Avenue, South, Suite 92302, New York, NY 1003-1502.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Javier Gonzalez Ventarron 199 Residencial Senderos Torreon, Mexico 27018	4,900,000	9.93%
The Panama Fund World Trade Center Piso 7 Oficina 703, Panama City Panama	4,900,000	9.93%
Chad Ulansky, President, Secretary, Treasurer and Director(1)	4,680,000	9.49%
Element 29 Ventures Ltd.(1) 203-1634 Harvey Avenue Kelowna, BC V1Y 6G2 Canada	4,680,000	9.49%
All directors and executive officers as a group (one person)	4,680,000	9.49%

(1)	Chad Ulansky, President of Element 29 Ventures Ltd. ("Element") has sole voting and dispositive power over the shares held by Element.
Pursuant to the terms of the Employment Agreement dated October 16, 2014 between Mr. Ulansky and the Company, the Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter. As described above, Mr. Ulansky's salary is $400,000 for the first year of agreement, $450,000 for the second year and $500,000 for the third year.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

On or about February 4, 2014, Eithne O'Connor, holder of 4,000,000 shares of our Common Stock sold all of her shares to Prolific Group, LLC, for $4,000. Ms. O'Connor previously purchased her shares from the Company on March 6, 2012 at a price of $0.002 per share. Also on or about February 4, Grainne O'Connor, holder of 2,500,000 shares of our Common Stock sold all of his shares to Prolific Group, LLC, for $2,500. Mr. O'Connor previously purchased her shares from the Company on March 6, 2012 at a price of $0.002 per share. The 6,500,000 shares of our Common Stock held by Prolific Group, LLC constitutes 55.55% of our 11,700,000 outstanding common stock shares. The source of the $6,500 to purchase the 6,500,000 shares was the personal funds of Mark Zegal, Manager of Prolific Group, LLC.

On or about September 29, 2014 Prolific Group, LLC, the former majority shareholder of the Company, sold an aggregate of 24,433,333 shares to eleven persons for nominal consideration, including Element 29 Ventures Ltd., an affiliate of Chad Ulansky, our sole officer and director (4,680,000) and The Panama Fund (2,900,000) and Javier Gonzalez (2,450,000).

On July 31, 2014, Eithne O'Connor, our previous sole director and officer, forgave in full a non-interest bearing demand loan with a balance of $10,090.
Director Independence
We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is PLS CPA, A Professional Corp.  The aggregate fees billed for the most recently completed fiscal year ended July 31, 2014 and the period ended July 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year Ended July 31, 2014	Fiscal Year Ended July 31, 2013
Audit Fees (1)	$10,000	$10,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

As of July 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 filed with the SEC on November 8, 2012)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 filed with the SEC on November 8, 2012)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed with the SEC on June 16, 2014)

10.1	Batovi Letter Agreement, dated February 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 3, 2014)

10.2	Amendment, dated February 25, 2014, to the Batovi Letter Agreement (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on March 3, 2014)

10.3
Employment Agreement dated October 16, 2014 by and between Diamante Minerals, Inc. and Chad Ulansky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.4
Option Agreement dated as of October 16, 2014 between Diamante Minerals, Inc. and Robert Faber (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.5
Option Agreement dated as of October 16 Chad Ulansky, 2014 between Diamante Minerals, Inc. and Binyamin Gordon (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-K filed with the SEC on October 29, 2013)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMANTE MINERALS, INC.

Dated: October 29, 2014	By:	/s/ Chad Ulansky
Name: Chad Ulansky
Title: President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2014	By:	/s/ Chad Ulansky
Name: Chad Ulansky
Title: President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)