Form 10-Q
period 2014-10-31
DIAMANTE MINERALS, INC.
filed 2014-12-16
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

Diamante Minerals Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203-1634 Harvey Avenue Kelowna, British Columbia, Canada V1Y 6G2
(Address of principal executive offices)

250-860-8599
(Registrant's telephone number, including area code)

228 Park Avenue, South, Suite 92302 New York, NY 1003-1502
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of December 12, 2014, there were 52,033,332 shares of the issuer's common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks and other factors described in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company", "Diamante", "Diamante Minerals", "we" ,"us" ,or "our" are to Diamante Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2014 Form 10-K filed with the Securities and Exchange Commission on October 29, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2015.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL

October 31, 2014

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
Condensed Balance Sheets

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$860,400	$915,853
Prepaid expense	13,142	2,435
Total Current Assets	873,542	918,288

TOTAL ASSETS	$873,542	$918,288

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$9,302	$5,199
Due to related party	16,667	-
Total Current Liabilities	25,969	5,199

SHAREHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized, 49,333,332 shares issued and outstanding	49,333	49,333
Additional paid-in capital	6,140,879	949,757
Accumulated deficit	(5,342,639)	(86,001)
Total Stockholders' Equity	847,573	913,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$873,542	$918,288

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
Condensed Statements of Operations
(Unaudited)

	Three months ended
	October 31, 2014	October 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,195	81
Management fees	16,667	-
Professional fees	45,996	6,100
Share-based expenses	5,191,122	-
TOTAL OPERATING EXPENSES	5,256,980	6,181
LOSS FROM OPERATIONS	(5,256,980)	(6,181)
OTHER INCOME AND LOSS
Interest income	342	-
LOSS BEFORE INCOME TAXES	(5,256,638)	(6,181)
Income tax provision	-	-
NET LOSS	$(5,256,638)	$(6,181)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	49,333,332	46,800,000

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
Condensed Statement of Cash Flows
(Unaudited)

	Three months ended
	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,256,638)	$(6,181)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based expenses	5,191,122	-
Changes in operating assets and liabilities:
Prepaid expense	(10,707)	(1,685)
Accounts payable and accrued liabilities	4,103	(300)
Due to related party	16,667	-
Net cash used in operating activities	(55,453)	(8,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	4,600
Net cash provided by financing activities	-	4,600

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Net decrease in cash and cash equivalents	(55,453)	(3,566)
Cash and cash equivalents - beginning of period	915,853	3,566

Cash and cash equivalents - end of period	$860,400	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
fka OCONN INDUSTRIES CORP.
Notes to Unaudited Condensed Financial Statements
October 31, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the process of acquiring, exploring and developing mineral properties.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2014 audited financial statements.  The results of operations for the period ended October 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (October 26, 2010), the Company has issued 49,333,332 shares of its common stock. There were 49,333,332 common shares issued and outstanding at October 31, 2014 and July 31, 2014.

NOTE 3 -SHARE-BASED EXPENSES

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

During the period ending October 31, 2014, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%
Risk-free interest rate – 0.23%
Expected life – 18 months
Dividend yield – nil
Share price - $2.70 per share
Exercise price - $1.25 per share

At October 31, 2014, the Company had 2 options outstanding, with exercise price of $1.25 and remaining contract life of 1.625 years to purchase 2,700,000 shares of common stock.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the "Employment Agreement"), pursuant to which Mr. Ulansky is to be employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Ulansky shall receive an annual base salary of $400,000 for the first year of agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter.

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

As of October 31, 2014, the Company recorded $16,667 as management fee and due to related party.

The Company has no other commitments or contingencies as at October 31, 2014 and July 31, 2014.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at October 31, 2014, the Company accrued $16,667 management fees pursuant to the employment agreement with the Chief Executive Officer.

NOTE 6 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended October 31, 2014, the Company incurred a net loss of $5,256,638. As at October 31, 2014, the Company had an accumulated deficit of $5,342,639 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

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

NOTE 7 – BATOVI DIAMOND PROJECT

On February 10, 2014, the Company entered into a letter agreement with Mineracao Batovi Ltda. ("Mineracao Batovi"), a Brazilian mineral exploration and mining company, to acquire up to a 75% interest in a diamond exploration project located to the north of Paranatinga in Mato Grosso, Brazil (the "Batovi Diamond Project"), and form a joint venture valued at approximately $12 million.

As described below in Note 8 – Subsequent Events, on November 20, 2014, the Company entered into a formal joint venture agreement with Mineracao Batovi with respect to the Batovi Diamond Project.

NOTE 8 – SUBSEQUENT EVENTS

On November 20, 2014, the Company entered into a formal joint venture agreement with Mineracao Batovi whch contemplates the establishment of a new joint venture company to be formed in Brazil ("Newco") to develop, finance and operate the Batovi Diamond Project.  Pursuant to the agreement, within three days following the incorporation of Newco, the Company must contribute $1,000,000 in cash to Newco in return for a 20% equity interest, and Mineracao Batovi must contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest.  The Company may earn an additional 29% equity interest in Newco by funding $2,000,000 of Newco's exploration expenses no later than November 20, 2017.

The agreement provides that Newco is to be managed by a board of directors comprised of two representatives from each of the Company and Mineracao Batovi, provided that if the Company fails to earn an additional 29% equity interest in Newco by November 20, 2017, Newco's board of directors will be comprised of three representatives of Mineracao Batovi and one representative of the Company.

The parties have agreed to cause Newco to engage Kel-Ex Development Ltd. ("Kel-Ex Development"), a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex Development Ltd. will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.

On December 5, 2014, the Company issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex Development pursuant to the joint venture agreement  in connection with Kel-Ex Development's anticipated appointment as the operator of the Batovi Diamond Project.  The shares were issued as of November 20, 2014 (being the date of the joint venture agreement) at a deemed price of $1.87 per share, which reflects a 37% discount from the closing price of the Company's common shares on the OTC Bulletin Board of $2.96 on that date since the shares are "restricted securities" as defined in Rule 144(a)(3) of the Securities Act of 1933, as amended (the "Securities Act").  The Company relied on the exemption from registration provided by Rule 903 of Regulation S under the Securities Act.

Management has evaluated subsequent events through the date these financial statements were available to be issued (date of filing with the Securities and Exchange Commission). Based on our evaluation no additional material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month period ended October 31, 2014 and 2013 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended October 31, 2014 and 2013. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading "Risk Factors" and included in our annual report on Form 10-K for the year ended July 31, 2014, filed with the Securities and Exchange Commission on October 29, 2014.

Overview of Our Business

Our Company was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc.  We are in the process of acquiring, exploring and developing mineral properties.

On February 10, 2014, we entered into a letter agreement with Mineracao Batovi Ltda., a Brazilian mineral exploration and mining company, to acquire up to a 75% interest in a diamond exploration project located to the north of Paranatinga in Mato Grosso, Brazil (the "Batovi Diamond Project") and form a joint venture valued at approximately $12 million.

Throughout the quarter ended October 31, 2014, we were focused on the due diligence required for this project, and the negotiation of the definitive agreement with Mineracao Batovi that was executed and delivered after the end of the period covered by this quarterly report, on November, 20, 2014.  As described in more detail below, we will contribute $1,000,000 in cash to a new joint venture company to be formed in Brazil ("Newco"), in return for a 20% equity interest, and Mineracao Batovi will contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest.  We may earn an additional 29% equity interest in Newco by funding $2,000,000 of Newco's exploration expenses no later than November 20, 2017.

We currently have no interests in any other mineral exploration projects.

Results of Operations

We have generated no revenues since inception and have incurred $5,256,638 in expenses during the three months ended October 31, 2014.

The following table provides selected financial data about our company for the three months ended October 31, 2014 and the year ended July 31, 2014.

Balance Sheet Date	October 31, 2014	July 31, 2014

Cash	$860,400	$915,853
Total Assets	$873,542	$918,288
Total Liabilities	$25,969	$5,199
Stockholders' Equity	$847,573	$913,089

Plan of Operation

As described above, on November 20, 2014, we entered into a formal joint venture agreement with Mineracao Batovi whch contemplates the establishment of Newco in Brazil to develop, finance and operate the Batovi Diamond Project.  Pursuant to the agreement, within three days following the incorporation of Newco, we will contribute $1,000,000 in cash to Newco in return for a 20% equity interest, and Mineracao Batovi will contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest.  We may earn an additional 29% equity interest in Newco by funding $2,000,000 of Newco's exploration expenses no later than November 20, 2017.

The agreement provides that Newco is to be managed by a board of directors comprised of two representatives from each of our Company and Mineracao Batovi, provided that if we fail to earn an additional 29% equity interest in Newco by November 20, 2017, Newco's board of directors will be comprised of three representatives of Mineracao Batovi and one representative of our Company.  We will cease to be entitled to any representation on Newco's board of directors if our Company's equity interest in Newco is reduced to 10% or less.

Certain specified matters are will be subject to the approval of at least three of the four members of Newco's board of directors, including the adoption of Newco's annual budget and any amendments thereto, the scope and purpose of a feasibility study for Newco (including the determination that the study is positive), and the decision to mine and commence commercial production.

Until we earn the additional 29% equity interest in Newco, and so long as we elect to participate in the joint venture, we will bear 100% of Newco's expenses (up to the total amount of $3,000,000, including Diamante's initial $1,000,000 contribution to Newco), provided that all such expenses are first approved in writing by our Company's representatives on Newco's board of directors.

The parties have agreed to cause Newco to engage Kel-Ex Development Ltd., a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex Development Ltd. will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  In addition, we have issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex Development under the agreement.

Limited Operating History; Need for Additional Capital

As described above, in order to obtain our initial 20% interest in the Batovi Diamond Project, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing shareholders.

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

Liquidity and Capital Resources

Working Capital

	October 31, 2014	July 31, 2014

Current Assets	$873,542	$918,288
Current Liabilities	25,969	5,199
Working Capital	$847,573	$913,089

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2014	October 31, 2013
Cash Flows used in Operating Activities	$(55,453)	$(8,166)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	4,600
Net decrease in Cash During the Period	$(55,453)	$(3,566)

As at October 31, 2014, our company's cash balance was $860,400 compared to $915,853 as at July 31, 2014. The decrease in cash was primarily due to cash used in operations.

As at October 31, 2014, our company had total liabilities of $25,969 compared with total liabilities of $5,199 as at July 31, 2014. The increase in total liabilities was primarily attributed to management fees accrued pursuant to the employment agreement with the Chief Executive Officer.

As at October 31, 2014, our company had working capital of $847,573 compared with working capital of $913,089 as at July 31, 2014. The decrease in working capital was primarily attributed to cash used in operations.

Cash Flow from Operating Activities

During the three months ended October 31, 2014, our company used $55,453 in cash from operating activities compared to cash used by operating activities of $8,166 during the three months ended October 31, 2013.

Cash Flow from Investing Activities

During the three months ended October 31, 2014 and 2013, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2014, our company received $0 in cash in financing activities compared to $4,600 loans from related parties for the three months ended October 31, 2013.

For the three months ended October 31, 2014 and October 31, 2013

Revenues

The Company did not generate any revenues during the three months ended October 31, 2014 and 2013.

Total operating expenses

For the three months ended October 31, 2014, total operating expenses were $5,256,980, which included general and administrative expenses of $3,196, management fees of $16,667, and professional fees of $45,996 and share-based expense of $5,191,122. For the three months ended October 31, 2013, total operating expenses were $6,181, which included general and administrative expenses of $81 and professional fees in the amount of $6,100.

Net loss

For the three months ended October 31, 2014, the Company had a net loss of $5,256,638, as compared to a net loss for the three months ended October 31, 2013 of $6,181. For the period October 26, 2010 (inception) to October 31, 2014 the Company incurred a net loss of $5,342,639.

Going Concern Consideration

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Our President (who serves as our principal executive officer and principal accounting officer) is responsible for establishing and maintaining disclosure controls and procedures for our Company.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (who serves as our principal executive officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President (our principal executive officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

As disclosed in our most recent annual report on Form 10-K, our President (our principal executive officer and principal accounting officer)  assessed the effectiveness of our internal control over financial reporting at July 31, 2014, and determined that, as of July 31, 2014, our internal control over financial reporting was not effective due to the existence of certain material weaknesses disclosed in the annual report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not complete any unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q that have not already been disclosed in a current report filed by the Company with the SEC on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

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

10.3
Employment Agreement dated October 16, 2014 by and between Diamante Minerals, Inc. and Chad Ulansky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.4
Option Agreement dated as of October 16, 2014 between Diamante Minerals, Inc. and Robert Faber (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.5
Option Agreement dated as of October 16 Chad Ulansky, 2014 between Diamante Minerals, Inc. and Binyamin Gordon (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.6
Joint Venture Agreement dated November 20, 2014 between Diamnate Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on November 20, 2014)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-K filed with the SEC on October 29, 2013)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Rule 1350 Certification of Principal Executive and Financial Officer

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculations

101.DEF	XBRL Taxonomy Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMANTE MINERALS INC.
(Registrant)

Dated: December 16, 2014	/s/Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive and Financial Officer)