Form 10-Q
period 2015-01-31
DIAMANTE MINERALS, INC.
filed 2015-03-23
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

228 Park Avenue, South, Suite 92302 New York, NY 10003-1502
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

As of March 20, 2015, there were 52,042,286 shares of the issuer's common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance are not statements of historical fact and should be viewed as "forward-looking statements". In some cases, you can identify forward–looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Forward looking statements include statements regarding our business strategy, our operational plans with respect to the Batovi Diamond Project (as defined herein), future revenues and anticipated costs and expenses. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks and other factors described in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL

January 31, 2015

DIAMANTE MINERALS, INC.
Condensed Balance Sheets

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$800,504	$915,853
Prepaid expense	1,080	2,435
Total Current Assets	801,584	918,288

Prepaid Investment	5,049,000	-

TOTAL ASSETS	$5,850,584	$918,288

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$8,300	$5,199
Due to related party	124,303	-
Total Current Liabilities	132,603	5,199

SHAREHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 and 49,333,332 shares issued and outstanding, respectively	52,042	49,333
Additional paid-in capital	11,202,391	949,757
Accumulated deficit	(5,536,452)	(86,001)
Total Stockholders' Equity	5,717,981	913,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,850,584	$918,288

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	793	1,285	3,989	1,366
Management fees	100,000	-	116,667	-
Professional fees	55,134	4,900	101,130	11,000
Share-based expenses	-	-	5,191,122	-
TOTAL OPERATING EXPENSES	155,927	6,185	5,412,908	12,366
LOSS FROM OPERATIONS	(155,927)	(6,185)	(5,412,908)	(12,366)
OTHER INCOME AND LOSS
Bad debt expense	(38,097)		(38,097)
Interest income	212	-	554	-
TOTAL OTHER INCOME AND LOSS	(37,885)		(37,543)
LOSS BEFORE INCOME TAXES	(193,812)	(6,185)	(5,450,451)	(12,366)
Provision for income taxes	-	-	-	-
NET LOSS	$(193,812)	$(6,185)	$(5,450,451)	$(12,366)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.11)	$(0.00)
Basic and Diluted
Weighted Average Common Shares Outstanding	51,480,006	46,800,000	50,406,669	46,800,000

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,450,451)	$(12,366)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for service	15,221
Share-based expenses	5,191,122	-
Changes in operating assets and liabilities:
Prepaid expense	1,355	-
Accounts payable and accrued liabilities	3,101	(300)
Due to related party	124,303	-
Net cash used in operating activities	(115,349)	(12,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	9,100
Net cash provided by financing activities	-	9,100

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

Net decrease in cash and cash equivalents	(115,349)	(3,566)
Cash and cash equivalents - beginning of period	915,853	3,566

Cash and cash equivalents - end of period	$800,504	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing and Investing Activities
Common stock issued for Prepaid Investment	$5,049,000	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Notes to Unaudited Condensed Financial Statements
January 31, 2015

NOTE 1 -   ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the process of acquiring, mineral properties for exploration and, if warranted, future development.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2014 audited financial statements.  The results of operations for the period ended January 31, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On November 20, 2014, the Company issued 2,700,000 shares of common stock to Kel-Ex Development Ltd. ("Kel-Ex") with a deemed price of $1.87 per share in connection with the Batovi Diamond Project.

On December 19, 2014, the Company issued 8,954 shares of common stock with a fair market value of $1.70 per share to DMH Stallard LLP for costs related to Batovi Diamond Project.

There were 52,042,286 and 49,333,332 shares of common stock issued and outstanding as at January 31, 2015 and July 31, 2014, respectively.

NOTE 3 -   SHARE-BASED EXPENSES

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

During the period ending January 31, 2015, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%
Risk-free interest rate – 0.23%
Expected life – 18 months
Dividend yield – nil
Share price - $2.70 per share
Exercise price - $1.25 per share

At January 31, 2015, the Company had 2 options outstanding, with exercise price of $1.25 and remaining contract life of 1.126 years to purchase 2,700,000 shares of common stock.

NOTE 4 -   COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the "Employment Agreement"), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Ulansky shall receive an annual base salary of $400,000 for the first year of agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter.

The Employment Agreement shall automatically renew on each anniversary of the Employment Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Employment Agreement. The Company may immediately terminate Mr. Ulansky's employment for cause.  If (i) Mr. Ulansky's employment is terminated by the Company without cause, (ii) Mr. Ulansky terminates his employment as a result of the Company assigning him duties inconsistent with his position or the Company fails to pay his compensation or (iii) there is a change in control in the Company,  then in either case the Company shall pay Mr. Ulansky an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination.

During the period ended January 31, 2015, the Company recorded $116,667 as management fee and due to related party.

The Company has no other commitments or contingencies as at January 31, 2015 and July 31, 2014.

NOTE 5 -   RELATED PARTY TRANSACTIONS

During the six months period ended January 31, 2015, the Company's director advanced $7,636 to the Company to cover the Company's operating expenses. This loan is non-interest bearing, unsecured, and due on demand.

As at January 31, 2015, the $7,636 advance and $116,667 in management fees earned by the Chief Executive Officer pursuant to the Employment Agreement were included as due to related party.

NOTE 6 -   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended January 31, 2015, the Company incurred a net loss of $5,450,451. As at January 31, 2015, the Company had an accumulated deficit of $5,536,452 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

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

NOTE 7 -   JOINT VENTURE (BATOVI DIAMOND PROJECT)

On February 10, 2014, the Company entered into a letter agreement with Mineracao Batovi Ltda. ("Mineracao Batovi"), a Brazilian mineral exploration and mining company, to acquire up to a 75% interest in a diamond exploration project located to the north of Paranatinga in Mato Grosso, Brazil (the "Batovi Diamond Project"), and form a joint venture valued at approximately $12 million.

On November 20, 2014, the Company entered into a formal joint venture agreement (the "Joint Venture Agreement") with Mineracao Batovi which contemplates the establishment of a new joint venture company to be formed in Brazil ("Newco") to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, within three days following the incorporation of Newco, the Company must contribute $1,000,000 in cash to Newco in return for a 20% equity interest, and Mineracao Batovi must contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest.  The Company may earn an additional 29% equity interest in Newco by funding $2,000,000 of Newco's exploration expenses no later than November 20, 2017.

The Joint Venture Agreement provides that Newco is to be managed by a board of directors comprised of two representatives from each of the Company and Mineracao Batovi, provided that if the Company fails to earn an additional 29% equity interest in Newco by November 20, 2017, Newco's board of directors will be comprised of three representatives of Mineracao Batovi and one representative of the Company.

The parties agreed to cause Newco to engage Kel-Ex, a privately-held British Columbia corporation that is under common control with Mineracao Batovi, as the operator of the Batovi Diamond Project to carry out exploration activities in accordance with approved budgets.  The operator of the Batovi Diamond Project is entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000. On February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that they will cause Newco to engage the Company to act as operator of the Batovi Diamond Project on terms whereby the Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  The Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

On November 20, 2014, the Company issued 2,700,000 fully-paid and non-assessable common shares at a deemed price of $1.87 per share to Kel-Ex pursuant to the joint venture agreement in connection with the Batovi Diamond Project. The total value of these shares was recorded as Prepaid Investment.

As at the date of these financial statements, the Company is working on setting up the new Brazilian corporation.

NOTE 8 –  SUBSEQUENT EVENTS

By the Company's letter agreement dated February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that they will cause Newco to engage the Company to act as operator of the Batovi Diamond Project on terms whereby the Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  The Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the six month period ended January 31, 2015 and 2014 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the six month periods ended January 31, 2015 and 2014. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading "Risk Factors" and included in our annual report on Form 10-K for the year ended July 31, 2014, filed with the Securities and Exchange Commission on October 29, 2014.

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

Throughout the quarter ended January 31, 2015, we were focused on the due diligence required for this project, and the negotiation of the definitive agreement with Mineracao Batovi that was executed and delivered after the end of the period covered by this quarterly report, on November, 20, 2014. As described in more detail below, we will contribute $1,000,000 in cash to a new joint venture company to be formed in Brazil ("Newco"), in return for a 20% equity interest, and Mineracao Batovi will contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest. We may earn an additional 29% equity interest in Newco by funding $2,000,000 of Newco's exploration expenses no later than November 20, 2017.

On November 20, 2014, the Company issued 2,700,000 fully-paid and non-assessable common shares at a deemed price of $1.87 per share to Kel-Ex pursuant to the joint venture agreement in connection with the Batovi Diamond Project. The total value of these shares was recorded as mineral property.

We currently have no interests in any other mineral exploration projects.

Results of Operations

We have generated no revenues since inception and have incurred $5,450,451 in expenses during the six months ended January 31, 2015.

The following table provides selected financial data about our Company for the six months ended January 31, 2015 and the year ended July 31, 2014.

Balance Sheet Date	January 31, 2015	July 31, 2014

Cash	$800,504	$915,853
Prepaid Investment	$5,049,000	$-
Total Assets	$5,850,584	$918,288
Total Liabilities	$132,603	$5,199
Stockholders' Equity	$5,717,981	$913,089

Plan of Operation

As described above, on November 20, 2014, we entered into a formal joint venture agreement (the "Joint Venture Agreement") with Mineracao Batovi which contemplates the establishment of Newco in Brazil to develop, finance and operate the Batovi Diamond Project. Pursuant to the Joint Venture Agreement, within three days following the incorporation of Newco, we will contribute $1,000,000 in cash to Newco in return for a 20% equity interest, and Mineracao Batovi will contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest. We may earn an additional 29% equity interest in Newco by funding $2,000,000 of Newco's exploration expenses no later than November 20, 2017.

The Joint Venture Agreement provides that Newco is to be managed by a board of directors comprised of two representatives from each of our Company and Mineracao Batovi, provided that if we fail to earn an additional 29% equity interest in Newco by November 20, 2017, Newco's board of directors will be comprised of three representatives of Mineracao Batovi and one representative of our Company. We will cease to be entitled to any representation on Newco's board of directors if our Company's equity interest in Newco is reduced to 10% or less.

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

The parties agreed to cause Newco to engage Kel-Ex Development Ltd. ("Kel-Ex"), a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets. Kel-Ex was to be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000. In addition, we have issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex under the Joint Venture Agreement.  By our Company's letter agreement dated February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that they will cause Newco to engage the Company to act as operator of the Batovi Diamond Project on terms whereby our Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000. Our Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the sole officer and director and our Company.

We anticipate that we will need $2,400,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources

Working Capital

	January 31, 2015	July 31, 2014

Current Assets	$801,584	$918,288
Current Liabilities	132,603	5,199
Working Capital	$668,981	$913,089

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2015	January 31, 2014
Cash Flows used in Operating Activities	$(115,349)	$(12,666)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	9,100
Net decrease in Cash During the Period	$(115,349)	$(3,566)

As at January 31, 2015, our Company's cash balance was $800,504 compared to $0 as at January 31, 2014. The decrease in cash was primarily due to cash used in operations.

As at January 31, 2015, our Company had total liabilities of $132,603 compared with total liabilities of $5,199 as at July 31, 2014. The increase in total liabilities was primarily attributed to management fees accrued pursuant to the employment agreement with the Chief Executive Officer.

As at January 31, 2015, our Company had working capital of $668,981 compared with working capital of $913,089 as at July 31, 2014. The decrease in working capital was primarily attributed to cash used in operations.

Cash Flow from Operating Activities

During the six months ended January 31, 2015, our Company used $115,349 in cash from operating activities compared to cash used by operating activities of $12,666 during the six months ended January 31, 2014.

Cash Flow from Investing Activities

During the six months ended January 31, 2015 and 2014, our Company used $0 cash for investing activities.

Cash Flow from Financing Activities

During the six months ended January 31, 2015, our Company received $0 in cash in financing activities compared to $9,100 loans from related parties for the six months ended January 31, 2014.

For the three months ended January 31, 2015 and January 31, 2014

Revenues

Our Company did not generate any revenues during the three months ended January 31, 2015 and 2014.

Total operating expenses

For the three months ended January 31, 2015, total operating expenses were $155,927, which included general and administrative expenses of $793, management fees of $100,000, professional fees of $55,134 and share-based expense of $0.

For the three months ended January 31, 2014, total operating expenses were $6,185, which included general and administrative expenses of $1,285, and professional fees in the amount of $4,900.

Other income and Loss

For the three months ended January 31, 2015, the Company received $212 interest from cash deposited in bank and had $38,097 bad debt expenses related to the Batovi Diamond Project.

Net loss

For the three months ended January 31, 2015, our Company had a net loss of $193,812, as compared to a net loss for the three months ended January 31, 2014 of $6,185. For the period October 26, 2010 (inception) to January 31, 2015, the Company incurred a net loss of $5,536,452.

For the six  months ended January 31, 2015 and January 31, 2014

Revenues

Our Company did not generate any revenues during the six months ended January 31, 2015 and 2014.

Total operating expenses

For the six months ended January 31, 2015, total operating expenses were $5,412,908, which included general and administrative expenses of $3,989, management fees of $116,667, professional fees of $101,130 and share-based expense of $5,191,122.

For the six months ended January 31, 2014, total operating expenses were $12,366, which included general and administrative expenses of $1,366 and professional fees in the amount of $11,000.

Other income and loss

For the six months ended January 31, 2015, the Company received $554 interest from cash deposited in bank and had $38,097 bad debt expenses related to the Batovi Diamond Project.

Net loss

For the six months ended January 31, 2015, our Company had a net loss of $5,450,451, as compared to a net loss for the six months ended January 31, 2014 of $12,336. For the period October 26, 2010 (inception) to January 31, 2015, the Company incurred a net loss of $5,536,452.

Going Concern Consideration

Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015. Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. We may in the future attempt to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. There is no assurance we will ever be successful doing so.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.3
Employment Agreement dated October 16, 2014 by and between Diamante Minerals, Inc. and Chad Ulansky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.4
Option Agreement dated as of October 16, 2014 between Diamante Minerals, Inc. and Robert Faber (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.5
Option Agreement dated as of October 16 Chad Ulansky, 2014 between Diamante Minerals, Inc. and Binyamin Gordon (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.6
Joint Venture Agreement dated November 20, 2014 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 11, 2014)

10.7
Letter agreement dated February 27, 2015 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 12, 2015)

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: March 23, 2015	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive and Financial Officer)