Form 10-Q
period 2015-04-30
DIAMANTE MINERALS, INC.
filed 2015-06-22
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

As of June 22, 2015, there were 52,042,286 shares of the issuer's common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

April 30, 2015

DIAMANTE MINERALS, INC.
Condensed Balance Sheets
(Expressed in US Dollars)

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$765,683	$915,853
Prepaid expense	1,726	2,435
Total Current Assets	767,409	918,288

Prepaid Investment (Note 8)	7,992,000	-

TOTAL ASSETS	$8,759,409	$918,288

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,000	$5,199
Due to related party (Note 6)	216,667	-
Total Current Liabilities	218,667	5,199

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 and 49,333,332 shares issued and outstanding, respectively (Note 3)	52,042	49,333
Additional paid-in capital (Note 3)	14,145,391	949,757
Accumulated deficit	(5,656,691)	(86,001)
Total Stockholders' Equity	8,540,742	913,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,759,409	$918,288

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Operations
(Unaudited – Expressed in US Dollars)

	Three months ended		Nine months ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	8,581	6,649	12,570	8,015
Management fees	100,000	-	216,667	-
Professional fees	11,658	18,605	112,788	29,605
Share-based expenses (Note 4)	-	-	5,191,122	-
TOTAL OPERATING EXPENSES	120,239	25,254	5,533,147	37,620
LOSS FROM OPERATIONS	(120,239)	(25,254)	(5,533,147)	(37,620)
OTHER INCOME AND LOSS
Bad debt expense	-		(38,097)
Interest income	-	-	554	-
TOTAL OTHER INCOME AND LOSS	-		(37,543)
LOSS BEFORE INCOME TAXES	(120,239)	(25,254)	(5,570,690)	(37,620)
Provision for income taxes	-	-	-	-
LOSS	$(120,239)	$(25,254)	$(5,570,690)	$(37,620)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.11)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	46,931,834	50,939,892	46,842,979

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Changes in Stockholders' Equity
(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Share Capital	Additional Paid in Capital (Deficiency)	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2014	$49,333,332	$49,333	$949,757	$(86,001)	$913,089

Shares issued for exploration agreement (Note 3)	2,700,000	2,700	7,989,300	-	7,992,000
Shares issued for legal fees (Note 3)	8,954	9	15,212	-	15,221
Share-based compensation (Note 4)	-	-	5,191,122	-	5,191,122
Net loss for the period	-	-	-	(5,570,690)	(5,570,690)
Balance at April 30, 2015	52,042,286	$52,042	$14,145,391	$(5,656,691)	$8,540,742

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Cash Flows
(Unaudited – Expressed in US Dollars)

	Nine months ended	Nine months ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$(5,570,690)	$(37,620)
Adjustments to reconcile loss to
net cash used by operating activities:
Common stock issued for service	15,221	-
Share-based expenses	5,191,122	-
Changes in operating assets and liabilities:
Decrease in prepaid expense	709	-
(Decrease) increase in accounts payable and accrued liabilities	(3,199)	6,175
Increase in due to related party	216,667	-
Net cash used in operating activities	(150,170)	(31,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	50,000
Proceeds from related party	-	9,100
Net cash provided by financing activities	-	59,100

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

Net change in cash and cash equivalents	(150,170)	27,655
Cash and cash equivalents - beginning of period	915,853	3,566

Cash and cash equivalents - end of period	$765,683	$31,221

Non-cash financing and investing activities
Common stock issued for prepaid investment	$7,992,000	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Notes to Unaudited Condensed Financial Statements
April 30, 2015
(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS
DIAMANTE MINERALS, INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S.A. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the process of acquiring mineral properties for exploration and, if warranted, future development.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2014 audited financial statements.  The results of operations for the period ended April 30, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at April 30, 2015 and for the three and nine months ended April 30, 2015 and 2014 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-Q.  Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2014.

Use of Estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transaction. Actual results may differ from these estimates.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On November 20, 2014, the Company issued 2,700,000 shares of common stock to Kel-Ex Development Ltd. ("Kel-Ex") with a fair market value $2.96 per share in connection with Kel-Ex's anticipated appointment as the operator of the Batovi Diamond Project (Note 8).

On December 19, 2014, the Company issued 8,954 shares of common stock with a fair market value of $1.70 per share to DMH Stallard LLP as part of a settlement of legal fees.

There were 52,042,286 and 49,333,332 shares of common stock issued and outstanding as at April 30, 2015 and July 31, 2014, respectively.

NOTE 4 -SHARE-BASED EXPENSES

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

During the period ending April 30, 2015, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility	-123.73%
Risk-free interest rate	-0.23%
Expected life	-18 months
Dividend yield	- nil
Share price	- $2.70 per share
Exercise price	- $1.25 per share

At April 30, 2015, the Company had 2 options outstanding, with exercise price of $1.25 and remaining contract life of 0.876 years to purchase 2,700,000 shares of common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the "Employment Agreement"), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Ulansky shall receive an annual base salary of $400,000 for the first year of the Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter.

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

During the period ended April 30, 2015, the Company recorded $216,667 as management fee and due to related party.

The Company has no other commitments or contingencies as at April 30, 2015 and July 31, 2014.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months period ended April 30, 2015, the Company's director advanced $7,636 to the Company to cover the Company's operating expenses. This loan was non-interest bearing, unsecured, and due on demand.  The balance was repaid in full in February 2015.

As at April 30, 2015, the $216,667 in management fees earned by the Chief Executive Officer pursuant to the Employment Agreement was included as due to a related party.

NOTE 7 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended April 30, 2015, the Company incurred a net loss of $5,570,690. As at April 30, 2015, the Company had an accumulated deficit of $5,656,691 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2015.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 – BATOVI DIAMOND PROJECT
On November 20, 2014, the Company entered into a formal joint venture agreement (the "Joint Venture Agreement") with Mineracao Batovi Ltda ("Mineracao Batovi") which contemplates the establishment of a new joint venture company to be formed in Brazil ("Newco") to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, within three days following the incorporation of Newco, the Company must contribute $1,000,000 in cash to Newco in return for a 20% equity interest and Mineracao Batovi must contribute the mineral claims underlying the Batovi Diamond Project to Newco in return for an 80% equity interest.  The Company may earn an additional 29% equity interest in Newco by funding $2,000,000 of exploration expenses no later than November 20, 2017.

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

The parties agreed to cause Newco to engage Kel-Ex, a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex is entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.

On November 20, 2014, the Company issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex pursuant to the Joint Venture Agreement in connection with Kel-Ex's anticipated appointment as the operator of the Batovi Diamond Project.

Due to certain regulatory requirements in Brazil, the Company and Mineracao have determined that it is preferable to use Mineracao as the joint venture company. As at the date of these financial statements, the Company and Mineracao Batovi are working finalizing a further amendment to the Joint Venture Agreement to reflect this, and on completing the ownership transfer of Mineracao Batovi.  By the Company's letter agreement dated February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that the Company would be engaged to act as operator of the Batovi Diamond Project on terms whereby the Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  The Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months period ended April 30, 2015 and 2014 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended April 30, 2015 and 2014. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading "Risk Factors" and included in our annual report on Form 10-K for the year ended July 31, 2014, filed with the Securities and Exchange Commission on October 29, 2014.

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

Throughout the quarter ended April 30, 2015, we were focused on the due diligence required for this project, and the negotiation of the definitive agreement with Mineracao Batovi that was executed and delivered after the end of the period covered by this quarterly report, on November, 20, 2014.  As described in more detail below, we will contribute $1,000,000 in cash to Mineracao Batovi, in return for a 20% equity interest in Mineracao Batovi which holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

We currently have no interests in any other mineral exploration projects.

Results of Operations

We have generated no revenues since inception and have incurred $5,570,690 in expenses during the nine months ended April 30, 2015.

The following table provides selected financial data about our Company for the nine months ended April 30, 2015 and the year ended July 31, 2014.

Balance Sheet Date	April 30, 2015	July 31, 2014

Cash	$765,683	$915,853
Total Assets	$5,816,409	$918,288
Total Liabilities	$218,667	$5,199
Stockholders' Equity	$5,597,742	$913,089

Plan of Operation

As described above, on November 20, 2014, we entered into a formal joint venture agreement (the "Joint Venture Agreement") with Mineracao Batovi.  The Joint Venture Agreement originally contemplated the establishment of a new joint venture company to be formed in Brazil.  Due to certain regulatory requirements in Brazil, the Company and Mineracao have determined that it is preferable to use Mineracao as the joint venture company, and are in the process of finalizing an amendment to the Joint Venture Agreement to reflect this.  Upon its amendment, the Joint Venture Agreement will contemplate the Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, we will contribute $1,000,000 in cash to Mineracao Batovi in return for a 20% equity interest in Mineracao Batovi which holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

The Joint Venture Agreement, as amended, will provide that Mineracao Batovi is to be managed by a board of directors comprised of two representatives from each of our Company and Mineracao Batovi, provided that if we fail to earn an additional 29% equity interest in Mineracao Batovi by November 20, 2017, the board of directors will be comprised of three representatives of the existing Mineracao Batovi management and one representative of our Company.  We will cease to be entitled to any representation on Mineracao Batovi's board of directors if our Company's equity interest is reduced to 10% or less.

Certain specified matters are subject to the approval of at least three of the four members of Mineracao Batovi's board of directors, including the adoption of the project's annual budget and any amendments thereto, the scope and purpose of a feasibility study for the Batovi project (including the determination that the study is positive), and the decision to mine and commence commercial production.

Until we earn the additional 29% equity interest in Mineracao Batovi, and so long as we elect to participate in the joint venture, we will bear 100% of Mineracao Batovi's expenses (up to the total amount of $3,000,000, including Diamante's initial $1,000,000 contribution to Mineracao Batovi), provided that all such expenses are first approved in writing by our Company's representatives on Mineracao Batovi's board of directors.

The parties agreed to cause the joint venture company to engage Kel-Ex Development Ltd., a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex was to be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  In addition, we have issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex Development under the Joint Venture Agreement.  By our Company's letter agreement dated February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that the Company would be engaged to act as operator of the Batovi Diamond Project on terms whereby our Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  Our Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

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

Liquidity and Capital Resources

Working Capital

	April 30, 2015	July 31, 2014

Current Assets	$767,409	$918,288
Current Liabilities	218,667	5,199
Working Capital	$548,742	$913,089

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2015	April 30, 2015
Cash Flows used in Operating Activities	$(150,170)	$(31,445)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	59,100
Net change in Cash During the Period	$(150,170)	$27,655

As at April 30, 2015, our Company's cash balance was $765,683 compared to $915,853 as at July 31, 2014. The decrease in cash was primarily due to cash used in operations.

As at April 30, 2015, our Company had total liabilities of $218,667 compared with total liabilities of $5,199 as at July 31, 2014. The increase in total liabilities was primarily attributed to management fees accrued pursuant to the employment agreement with the Chief Executive Officer.

As at April 30, 2015, our Company had working capital of $548,742 compared with working capital of $913,089 as at July 31, 2014. The decrease in working capital was primarily attributed to cash used in operations.

Cash Flow from Operating Activities

During the nine months ended April 30, 2015, our Company used $150,170 in cash from operating activities compared to cash used by operating activities of $31,445 during the nine months ended April 30, 2014.

Cash Flow from Investing Activities

During the nine months ended April 30, 2015 and 2014, our Company used $Nil cash for investing activities.

Cash Flow from Financing Activities

During the nine months ended April 30, 2015, our Company used $Nil cash for investing activities; during the nine months ended April 30, 2014, our Company received $9,100 in proceeds from a former stock holder and $50,000 in proceeds from a share subscription.

For the three months ended April 30, 2015 and April 30, 2014

Revenues

Our Company did not generate any revenues during the three months ended April 30, 2015 and 2014.

Total operating expenses

For the three months ended April 30, 2015, total operating expenses were $120,239, which included general and administrative expenses of $8,581, management fees of $100,000, and professional fees of $11,658, and share-based expense of $Nil.

For the three months ended April 30, 2014, total operating expenses were $25,254, which included general and administrative expenses of $6,649 and professional fees in the amount of $18,605.

Loss

For the three months ended April 30, 2015, our Company had a loss of $120,239, as compared to a loss for the three months ended April 30, 2014 of $25,254. The increase in operating expenses relates to the Employment Agreement with Mr. Ulansky, which was signed in the current year.  The increase in professional fees relates to additional legal fees in transferring over the management of the Company.  For the period October 26, 2010 (inception) to April 30, 2015, the Company incurred a net loss of $5,656,691.

For the nine months ended April 30, 2015 and April 30, 2014

Revenues

Our Company did not generate any revenues during the nine months ended April 30, 2015 and 2014.

Total operating expenses

For the nine months ended April 30, 2015, total operating expenses were $5,533,147, which included general and administrative expenses of $12,570, management fees of $216,667, and professional fees of $112,778; total share-based expense was $5,191,122.

For the nine months ended April 30, 2014, total operating expenses were $37,620, which included general and administrative expenses of $8,015 and professional fees in the amount of $29,605.

Other income and loss

For the nine months ended April 30, 2015, the Company received $554 interest from cash deposited in bank and had $38,097 in bad debt expenses related to the Batovi Diamond Project.

Loss

For the nine months ended April 30, 2015, our Company had a loss of $5,570,690, as compared to a loss for the nine months ended April 30, 2014 of $37,620. The significant increase in the Company's loss is due mainly to stock-based compensation of $5,191,122 and management fees of $216,667; the Company signed a management agreement in the current year with Mr. Ulansky and issued stock-based compensation to the former officer and director of the Company.  The increase in professional fees relates to additional fees in establishing the Joint Venture Agreement with Kel-Ex and transferring management over.  For the period October 26, 2010 (inception) to April 30, 2015, the Company incurred a net loss of $5,656,691.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: June 22, 2015	/s/Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive and Financial Officer)