Form 10-K
period 2015-07-31
DIAMANTE MINERALS, INC.
filed 2015-10-14
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

Commission file number: 000-55233

Diamante Minerals Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

203-1634 Harvey Avenue Kelowna, British Columbia, Canada V1Y 6G2
(Address of principal executive offices)

250-860-8599
(Registrant’s telephone number, including area code)

228 Park Avenue, South, Suite 92302 New York, NY 10003-1502
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 9, 2015, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-K
FOR THE YEAR ENDED JULY 31, 2015

PART I

As used in this Annual Report on Form 10K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Diamante Minerals, Inc., unless the context otherwise indicates.

Our Company is now an accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  However, pursuant to Item 10 of Regulation S-K, our Company is entitled to utilize the scaled disclosure requirements applicable to smaller reporting companies in this Form 10-K.  As such, this Form 10-K contains the scaled disclosures available to smaller reporting companies.

Our Company also qualifies as an “emerging growth company” as defined in section 3(a) of the Exchange Act, and we will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which our Company has total annual gross revenues of US$1,000,000,000 (as such amount is indexed for inflation every 5 years by the Securities and Exchange Commission) or more; (b) the last day of the fiscal year of our Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the United States Securities Act of 1933, as amended; (c) the date on which our Company has, during the previous 3-year period, issued more than US$1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer”, as defined in Exchange Act Rule 12b–2.  We filed a registration statement on Form S-1 under the Securities Act on November 8, 2012, which was declared effective by the SEC on March 11, 2013.  Therefore, we will continue to qualify as an emerging growth company only until July 31, 2018 (being the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock pursuant to the Form S-1, unless we otherwise cease to qualify as an emerging growth company.

Cautionary Statement Regarding Forward-Looking Information

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

Item 1. Business

Overview

We were incorporated in the State of Nevada on October 26, 2010. On March 11, 2014, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to (i) change our name from "Oconn Industries Corp." to "Diamante Minerals, Inc." and (ii) increase the number of authorized shares of our common stock from 75,000,000 shares to 300,000,000 shares.

On April 10, 2014, FINRA confirmed the 4-1 forward stock split authorized by the Board of Directors of the Company. The record date of the split was March 31, 2014. Accordingly, shareholders owning shares on such date received 3 additional shares of the Company for each share they owned as of such date.

On February 10, 2014, we entered into a letter agreement with Mineracao Batovi Ltda. (“Mineracao Batovi”), a Brazilian mineral exploration and mining company, to acquire up to a 75% interest in a diamond exploration project located to the north of Paranatinga in Mato Grosso, Brazil (the "Batovi Diamond Project") and form a joint venture valued at approximately $12 million.

Throughout the first quarter of our most recently completed fiscal year, we were focused on the due diligence required for this project, and the negotiation of the definitive agreement with Mineracao Batovi that was executed and delivered on November 20, 2014.  As described in more detail below, we will be required to contribute $1,000,000 in cash to Mineracao Batovi, in return for a 20% equity interest in Mineracao Batovi which holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

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

Intellectual Property

We have no intellectual property.

Employees

We have no employees other than our executive officer, who is the sole director, and our chief financial officer. All functions including development, strategy, negotiations and administration are currently being provided by our executive officer.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.  Although we are now an accelerated filer, we are entitled to utilize the scaled disclosure requirements applicable to smaller reporting companies in this Form 10-K pursuant to Item 10 of Regulation S-K.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive offices are located at 203 – 1634 Harvey Ave, Kelowna, BC, Canada, V1Y 6G2. We believe that this office space will be adequate for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTCQB under the symbol "OCOO" since July 29, 2013 and "DIMN" subsequent to April 2014 in connection with the forward split. Prior to July 29, 2014, there was no active market for our common stock.  The high and low sales prices as reported on the OTCQB for the fourth quarter of 2015 was $1.27 and $0.64, respectively. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCQB on October 9, 2015 was $0.41.

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

Holders

As of October 9, 2015, there were 52,042,286 shares of common stock issued and outstanding, which were held by 30 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item 6.  Although we are now an accelerated filer, we are entitled to utilize the scaled disclosure requirements applicable to smaller reporting companies in this Form 10-K pursuant to Item 10 of Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Annual Report on Form 10K. Certain statements contained in this Annual Report, including statements regarding the development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Plan of Operation

As discussed above, we entered into the Joint Venture Agreement with Mineracao Batovi on November 20, 2014.  The Joint Venture Agreement originally contemplated the establishment of a new joint venture company to be formed in Brazil.  Due to certain regulatory requirements in Brazil, the Company and Mineracao Batovi have determined that it is preferable to use Mineracao Batovi as the joint venture company, and are in the process of finalizing an amendment to the Joint Venture Agreement to reflect this.  Upon its amendment, the Joint Venture Agreement will contemplate the Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.

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

The parties originally agreed to cause the joint venture company to engage Kel-Ex Development Ltd., a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex was to be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  In addition, we have issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex Development under the Joint Venture Agreement.  By our Company's letter agreement dated February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that the Company would be engaged to act as operator of the Batovi Diamond Project on terms whereby our Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  Our Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

Limited Operating History; Need for Additional Capital

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

Outside of the employment agreements with the chief executive and chief financial officers, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between our sole officer and director and the Company.

We have sufficient working capital for the next 12 months; however, if we are successful and execute an agreement with Mineracao Batovi, we anticipate that we will need no less than $2,400,000 to fund the company for 24 months. If we are unable to meet our needs for cash from future financings, or alternative sources, then we will be unable to continue, develop, or expand our operations. We currently do not have sufficient funds to operate our business for the next 24 months.

Results of Operations

We have generated no revenues since inception and have incurred $5,552,579 in operating expenses for the fiscal year ended July 31, 2015.

The following table provides selected financial data for the years ended July 31, 2015 and July 31, 2014.

Balance Sheet Date

	July 31, 2015	July 31, 2014
Cash	$734,386	$915,853
Total Assets	$8,726,386	$918,288
Total Current Liabilities	$166,979	$5,199
Stockholders' Equity	$8,599,407	$913,089

For the years ended July 31, 2015 and July 31, 2014

Revenues

The Company is in the exploration stage and did not generate any revenues during the years ended July 31, 2015 and July 31, 2014.

Total operating expenses

For the year ended July 31, 2015, total operating expenses were $5,552,579, comprised of general and administrative expenses of $22,408, management fees of $154,756, professional fees in the amount of $184,293, and share-based expenses of $5,191,122. For the year ended July 31, 2014, total operating expenses were $49,560, comprised of general and administrative expenses of $8,015 and professional fees in the amount of $41,545.

Net loss

For the year ended July 31, 2015, the Company had a net loss of $5,552,025, as compared to a net loss for the year ended July 31, 2014 of $49,277. For the period October 26, 2010 (inception) to July 31, 2015, the Company incurred a net loss of $5,638,026.

Liquidity and Capital Resources

As of July 31, 2015, the Company had a cash balance of $734,386. We believe we have sufficient working capital for the next 12 months; however, if we are successful and execute an agreement with Mineracao Batovi, we anticipate that we will need no less than $2,400,000. There can be no assurance that additional capital will be available to the Company.

Cash Flows

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Cash Flows used in Operating Activities	$(181,467)	$(37,713)
Net Cash Flows provided from Financing Activities	$	$950,000
Net Cash Flows provided from Investing Activities	$	$
Net (decrease) increase in Cash during the Period	$(181,467)	$912,287

As of July 31, 2015, the Company had a cash balance of $734,386 compared to $915,853 as of July 31, 2014. The decrease in cash was due to Company expenditures during the year; no funds were brought into the Company during the year.

As of July 31, 2015, the Company had total liabilities of $166,979 compared with total liabilities of $5,199 as of July 31, 2014. The increase in total liabilities was primarily attributed to management fees payable.

As of July 31, 2015, the Company had working capital of $567,407 compared with working capital of $913,089 as of July 31, 2014. The decrease in working capital was attributed to the decrease in cash and the increase in management fees payable.

Cash Flow from Operating Activities

During the year ended July 31, 2015, the Company used $181,467 in cash from operating activities compared to cash used by operating activities of $37,713 during the year ended July 31, 2014.

Cash Flow from Investing Activities

During the years ended July 31, 2015 and 2014, the Company used no cash for investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2014, the Company received $950,000 in cash from financing activities; there were no financing activities for the year ended July 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern Consideration

As at July 31, 2015, the Company has a loss from operations of $5,552,579 and an accumulated deficit of $5,638,026 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2015. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. We may in the future attempt to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. There is no assurance we will ever be successful doing so.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $734,386 and $915,853 in cash and cash equivalents at July 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 201410,
Which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 201409, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 201412 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet adopted this ASU.  Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 201415 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 201501 Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  Under generally accepted accounting principles (GAAP), if an event or transaction met the criteria for extraordinary classification, an entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity was also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the  extraordinary item. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet adopted this ASU.  Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.  Although we are now an accelerated filer, we are entitled to utilize the scaled disclosure requirements applicable to smaller reporting companies in this Form 10-K pursuant to Item 10 of Regulation S-K.

Item 8. Financial Statements

The financial statement information for the fiscal year ended July 31, 2015 as listed below are included beginning on page F-1 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statement of Operations
•	Statements of Shareholders’ Equity
•	Statements of Cash Flow
•	Notes to Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation SK.

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

As of July 31, 2015, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer)  and our chief financial officer (our principal financial officer) concluded that our disclosure controls and procedures were not effective as of July 31, 2015, the end of the period covered by this Annual Report.

Management's Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of July 31, 2015, our internal control over financial reporting was not effective due to the existence of the material weaknesses as of July 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because the company consists of one person who acts as the sole director, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company's management is composed of only two people, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of our current board member and executive officer.

Name and Business Address	Age	Position
Chad Ulansky	41	President, Chief Executive Officer, Treasuer,
		Secretary, and Director
Jennifer Irons	34	Chief Financial Officer

Mr. Ulansky commenced his career over 20 years ago working for Dia Met Minerals Ltd. on the project which yielded the Ekati Diamond Mine. He continued working for Dia Met until it was purchased by BHP in 2001. At that time he joined Cantex Mine Development Corp and Metalex Ventures Ltd where he initially managed the companies' global exploration programs. In 2003 and 2006 he took over as President and CEO of Cantex and Metalex respectively. Mr. Ulansky currently serves as a member of the Board of Directors of Cantex, Metalex and Northern Uranium Corp., all of which are listed on the TSX Venture Exchange. In addition to leading the exploration programs for Cantex's metal discoveries in Yemen, he oversaw the discovery and advanced exploration of Metalex's potential U2 kimberlite in northern Ontario, Canada. Mr. Ulansky has also served as a director of several other mineral exploration companies including Valley High Ventures Ltd, Consolidated AGX Resources Ltd and Arian Resources Corp. To date Mr. Ulansky has led exploration programs in over 15 countries on four continents with a particular focus on diamonds. After completing a BSc at Simon Fraser University (Canada) he completed a second BSc and a Honours degree at the University of Cape Town (South Africa) under the tutelage of renowned diamond geologist Dr. John Gurney.

Until his resignation on October 16, 2014, Robert Faber served as a director of the Company since January 29, 2014 and as President, Secretary and Treasurer of the Company since January 30, 2014.

Ms. Irons serves as the Chief Financial Officer for Metalex Ventures Ltd., Cantex Mine Development Corp. and Northern Uranium Corp., all companies listed on the TSX Venture Exchange; she also sits on the Board of Directors and Audit Committee for Northern Uranium Corp.  Ms. Irons was a manager for PMF Inc., Chartered Accountants, from 2003 to 2013, prior to which, she was a senior accountant of KPMG LLP.  Ms. Irons is a graduate of the University of Alberta and obtained her CPA designation in 2006.

Mr. Ulansky and Ms. Irons are not directors in any other U.S. reporting company and have not been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which Mr. Ulansky, Ms. Irons or any associate thereof are parties adverse to the Company or has a material interest adverse to it.

Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Audit Committee and Financial Expert; Committees

Our Company does not have an audit committee. We are not listed on a national U.S. securities exchange and are therefore not subject to listing requirements that mandate an audit committee comprised of independent directors.

Our Company has no nominating or compensation committees at this time. The sole director participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of our Company and its stage of development, our sole director is involved in such decision making processes. Thus, there is a potential conflict of interest in that our sole director who is also our principal executive officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our executive officers and director.

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Code of Ethics; Financial Expert

We have adopted a Code of Ethics that, by its terms, is aimed principally at our Company’s employees, including our Company’s officers.  However, our Code of Ethics includes the following statement of policy: “Compliance with the law and high ethical standards in the conduct of Company business should be a top priority for each employee, officer and director.”  Accordingly, we expect each of our employees, officers and directors to conduct themselves in accordance with our Code of Ethics.  In addition, by its terms, our Code of Ethics extends to our vendors, contractors, consultants and temporary workers.

As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

Our Code of Ethics requires, among other things, that all of our Company's personnel maintain confidential information; and that they act with honesty and integrity.

It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company's Code of Ethics by another.

Eithne O’Connor, our Company’s former Chairman and Chief Executive Officer, is named in the Code of Ethics as responsible for overseeing compliance with, and enforcement of, all Company policies, including our Code of Ethics.  As Mr. O’Connor is no longer associated with our Company, Chad Ulansky, our President and sole director, has assumed this responsibility for the time being.

Our Code of Ethics was included as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended July 31, 2013, as filed with the SEC on October 29, 2013.

We do not have a "financial expert" on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who beneficially own more than 10% of our equity securities (each a "Reporting Person") to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended July 31, 2015, Chad Ulansky failed to file a Form 3 on a timely basis reporting that he is an officer and director of the Company.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a "Named Executive Officer") for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2015 or 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Faber	2014	0	0	0	0(1)	0	0	0	0
Chad Ulansky	2015	0	0	0	0	0	149,249(2)	0	149,249
Jennifer Irons	2015	0	0	0	0	0	5,507(3)	0	5,507

(1)	Mr. Robert Faber, our former sole officer and director from January 2014 through his resignation on October 16, 2014, received an option to purchase 200,000 shares of common stock. The option may be exercised by Mr. Faber until March 17, 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25.
(2)	Mr. Chad Ulansky, an officer and director from October 2014 received compensation comprised of a deferred share unit plan as described below. Mr. Ulansky is the Chief Executive Officer and sole director of the Company.
(3)	Ms. Jennifer Irons is the Chief Financial Officer as of July 12, 2015; compensation is comprised of a deferred share unit plan as described below.

Effective as of October 16, 2014, Chad Ulansky became our sole officer and director. We entered into an employment agreement with Mr. Ulansky pursuant to which Mr. Ulansky is to be employed by the Company as its Chief Executive Officer for three years. As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day volume-weighted average price (VWAP) of the shares of the common stock of the Company at the end of each quarter. The Employment Agreement shall automatically renew on each anniversary of the Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Agreement. The Company may immediately terminate Mr. Ulansky's employment for cause. If (i) Mr. Ulansky's employment is terminated by the Company without cause, (ii) Mr. Ulansky terminates his employment as a result of the Company assigning him duties inconsistent with his position or the Company fails to pay his compensation or (iii) there is a change in control in the Company, then in either case the Company shall pay Mr. Ulansky an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans. We have no equity incentive plans.

Effective as of July 12, 2015, we entered into an employment agreement with Ms. Irons pursuant to which Ms. Irons is to be employed by the Company as its Chief Financial Officer for three years. As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter.  The remaining terms of the employment agreement are the same as the one for Mr. Ulansky.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of October 9, 2015, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 52,042,286 shares of common stock outstanding as of October 9, 2015. Outside of the employment agreements with our CEO and CFO, we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Under the employment agreements, there are a total of 241,806 common shares issuable to the CEO and CFO.  Unless otherwise indicated, the business address of each stockholder listed below is: c/o Diamante Minerals, Inc., 203 – 1634 Harvey Ave., Kelowna, British Columbia, Canada, V1Y 6G2.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Javier Gonzalez Ventarron 199 Residencial Senderos Torreon, Mexico 27018	4,900,000	9.42%
The Panama Fund World Trade Center Piso 7 Oficina 703, Panama City Panama	4,900,000	9.41%
Chad Ulansky, President, CEO, Secretary, Treasurer and Director (1) Element 29 Ventures Ltd. 203 – 1634 Harvey Avenue Kelowna, BC V1Y 6G2 Canada	4,680,000	8.99%
Kel-Ex Developments Ltd. 203 – 1634 Harvey Ave. Kelowna, BC V1Y 6G2 Canada	2,700,000	5.19%
All directors and executive officers as a group (two people)	4,680,000	8.99%

(1)	Chad Ulansky, President of Element 29 Ventures Ltd. (“Element”) has sole voting and dispositive power over the shares held by Element.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Management fees of $149,249 were accrued to Mr. Ulansky and $5,507 were accrued to Ms. Irons during the current fiscal year.  Element paid $7,636 in cash expenses on behalf of the Company, and was repaid by the Company in February 2015.

There were no other related party transactions.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14. Principal Accounting Fees and Services

Our principal independent accountant is Davidson & Co. LLP Chartered Accountants; our predecessor independent accountant was PLS CPA, A Professional Corp. The aggregate fees billed for the most recently completed fiscal year ended July 31, 2015 and the period ended July 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Audit Fees (1)	$15,200	$10,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

As of July 31, 2015, the Company did not have a formal documented preapproval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's fulltime, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-K filed with the SEC on October 29, 2013)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a)

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculations

101.DEF	XBRL Taxonomy Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

DIAMANTE MINERALS, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
 FINANCIAL STATEMENTS

For the Years Ended July 31, 2015 and 2014

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Diamante Minerals, Inc.

We have audited the accompanying financial statements of Diamante Minerals Inc. (the “Company”), which comprise the balance sheet as of July 31, 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamante Minerals Inc. as of July 31, 2015, and the results of its operations and its cash flows for the year ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that Diamante Minerals Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Diamante Minerals Inc. has suffered recurring losses from operations. This matter, along with the other matters set forth in Note 8, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 “DAVIDSON & COMPANY LLP”
Vancouver, Canada	"Chartered Professional Accountants"

October 9, 2015

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Diamante Minerals, Inc.

We have audited the accompanying balance sheet of Diamante Minerals, Inc.,(the “Company”) as of July 31, 2014 , and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended July 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamante Minerals. as of July 31, 2014, and the result of its operations and its cash flows for the year ended July 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
PLS CPA, A Professional Corp.

October 29, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

DIAMANTE MINERALS, INC.
Balance Sheets
(Expressed in US Dollars)

As at	July 31, 2015	July 31, 2014
ASSETS

Current Assets
Cash	$734,386	$915,853
Prepaid expense	-	2,435
Total Current Assets	734,386	918,288

Prepaid Investment (Note 9)	7,992,000	-

TOTAL ASSETS	$8,726,386	$918,288

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$12,223	$5,199
Due to related party (Note 6)	154,756	-
Total Current Liabilities	166,979	5,199

STOCKHOLDERS' EQUITY
Capital Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 and 49,333,332 shares issued and outstanding, respectively (Note 3)	52,042	49,333
Additional paid-in capital (Note 3)	14,145,391	949,757
Accumulated deficit	(5,638,026)	(86,001)
Total Stockholders’ Equity	8,559,407	913,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,726,386	$918,288

Commitments and contingencies (Note 5)
The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.
Statements of Operations
(Expressed in US Dollars)

	Twelve months ended
	July 31, 2015	July 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	22,408	8,015
Management fees	154,756	-
Professional fees	184,293	41,545
Share-based expenses (Note 4)	5,191,122	-
TOTAL OPERATING EXPENSES	5,552,579	49,560
LOSS FROM OPERATIONS	(5,552,579)	(49,560)
OTHER INCOME AND LOSS
Interest income	554	283
TOTAL OTHER INCOME AND LOSS	554	283
LOSS BEFORE INCOME TAXES	(5,552,025)	(49,277)
Provision for income taxes	-	-
NET LOSS FOR THE YEAR	$(5,552,025)	$(49,277)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.00)
Basic and Diluted
Weighted Average Common Shares Outstanding	51,217,756	47,353,424

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.
Statements of Changes in Stockholders’ Equity
(Expressed in US Dollars)

	Number of Common Shares	Capital Stock	Additional Paid in Capital (Deficiency)	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2013	46,800,000	$46,800	$(7,800)	$(36,724)	$2,276

Common shares issued	2,533,332	2,533	947,467	-	950,000
Debt forgiveness for stockholder	-		10,090	-	10,090
Loss for the year	-		-	(49,277)	(49,277)
Balance at July 31, 2014	49,333,332	49,333	949,757	(86,001)	913,089

Shares issued for exploration agreement (Note 3)	2,700,000	2,700	7,989,300	-	7,992,000
Shares issued for legal fees (Note 3)	8,954	9	15,212	-	15,221
Share-based expenses (Note 4)	-	-	5,191,122	-	5,191,122
Loss for the year	-	-	-	(5,552,025)	(5,552,025)
Balance at July 31, 2015	52,042,286	$52,042	$14,145,391	$(5,638,026)	$8,559,407

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.
Statements of Cash Flows
(Expressed in US Dollars)

	Years Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$(5,552,025)	$(49,277)
Adjustments to reconcile loss to
net cash used by operating activities:
Common shares issued for services	15,221	-
Share based expenses	5,191,122	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,435	(2,435)
Increase in accounts payable and accrued liabilities	7,024	4,899
Increase in due to related parties	154,756	9,100
Net cash used in operating activities	(181,467)	(37,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	-	950,000
Net cash provided by financing activities	-	950,000

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by investing activities	-	-

Net change in cash	(181,467)	912,287
Cash, beginning of year	915,853	3,566

Cash, end of year	$734,386	$915,853

Non-cash financing and investing activities
Common shares issued for prepaid investment	$7,992,000	$-

Supplement Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.
Notes to Audited Financial Statements
July 31, 2015 and 2014
(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date.  For the period from inception on October 26, 2010 to July 31, 2015, the Company has accumulated losses of $5,638,026.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fiscal Period

The Company's fiscal year end is July 31.

Fair value of financial instruments

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including accounts payable and accrued liabilities are carried at amortized cost, which management believes approximates fair value due to the short term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at July 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	July 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$734,386	$734,386	$-	$-

Total	$734,386	$734,386	$-	$-

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future. The Company places its cash with financial institutions of high credit worthiness. At times, its cash balance with a particular financial institution may exceed any applicable government insurance limits. As at July 31, 2015, the Company has $657,936 in excess of the bank’s insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Net Loss Per Share of Capital Stock

The Company has adopted ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of capital stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Loss	$(5,552,025)	$(49,277)

Weighted average common shares outstanding (Basic)	51,217,756	47,353,424
Weighted average common shares outstanding (Diluted)	51,217,756	47,353,424

Net loss per share (Basic and Diluted)	$(0.11)	$(0.00)

Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding as at July 31, 2015.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (ASU) No. 201415 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 201501 Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately.  This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  Early application is permitted.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common shares with a par value of $0.001 per share.  Each  common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On November 20, 2014, the Company issued 2,700,000 shares of common stock to Kel-Ex Development Ltd. (“Kel-Ex”) with a fair market value of $2.96 per share in connection with Kel-Ex’s involvement with the anticipated Batovi Diamond Project (Note 9).

On December 19, 2014, the Company issued 8,954 shares of common stock with a fair market value of $1.70 per share to DMH Stallard LLP as part of a settlement of legal fees.

There were 52,042,286 and 49,333,332 shares of common stock issued and outstanding as at July 31, 2015 and July 31, 2014, respectively.

NOTE 4 - SHARE-BASED EXPENSES

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

On October 16, 2014, the Company granted Robert Faber, the former sole officer and director of the Company an option (the “Option”) to purchase all, or any portion of, 200,000 common shares pursuant to an Option Agreement. The Option may be exercised by Mr. Faber until April 16, 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25.

On October 16, 2014, the Company also granted Binyamin Gordon an option to purchase all, or any portion of, 2,500,000 common shares pursuant to an Option Agreement. The option may be exercised by Mr. Gordon until April 16, 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25.

During the year ended July 31, 2015, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%
Risk-free interest rate – 0.23%
Expected life – 18 months
Dividend yield – nil
Share price - $2.70 per share
Exercise price - $1.25 per share

At July 31, 2015, the Company had 2 options outstanding, with exercise price of $1.25 and remaining contract life of 0.876 years to purchase 2,700,000 common shares.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in deferred shares units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at July 31, 2015, $149,249 has been accrued in accounts payable, which equates to 233,201 shares (July 31, 2014 – nil) if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an Employment Agreement (the “CFO Employment Agreement”, together with the CEO Employment Agreement, known as “the Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years.  As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at July 31, 2015, $5,507 has been accrued in accounts payable, which equates to 8,605 shares (July 31, 2014 – nil) if Ms. Irons were to leave the Company.

The Employment Agreements shall automatically renew on each anniversary of the Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Employment Agreement. The Company may immediately terminate Mr. Ulansky and Ms. Irons's employment for cause.  If (i) Mr. Ulansky or Ms. Irons's employment is terminated by the Company without cause, (ii) Mr. Ulansky or Ms. Irons terminate his or her employment as a result of the Company assigning duties inconsistent with his position or the Company fails to pay the compensation or (iii) there is a change in control in the Company,  then in either case the Company shall pay Mr. Ulansky and Ms. Irons an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination.

During the year ended July 31, 2015, the Company recorded a total of $154,756 as management fee payable to related parties, which equates to 241,806 shares.

The Company has no other commitments or contingencies as at July 31, 2015 and 2014.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2015, the Company’s director advanced $7,636 to the Company to cover the Company’s operating expenses. This loan was non-interest bearing, unsecured, and due on demand.  The balance was repaid in full in February 2015.

As at July 31, 2015, $149,249 in management fees earned by the Chief Executive Officer pursuant to the CEO Employment Agreement was included as due to a related party; $5,507 in management fees earned by the Chief Financial Officer pursuant to the CFO agreement was included as due to a related party.

NOTE 7 - INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net the loss before provision for income taxes for the following reasons:

	July 31, 2015	July 31, 2014
Income tax expense at statutory rate	$(1,887,689)	$(16,754)
Valuation allowance	1,887,689	16,754
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2015	July 31, 2014
NOL carryover	$99,000	$29,240
Valuation allowance	(99,000)	(29,240)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $86,001 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2015, the Company incurred a net loss of $5,552,025. As at July 31, 2015, the Company had an accumulated deficit of $5,638,026 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

NOTE 9 - BATOVI DIAMOND PROJECT

On November 20, 2014, the Company entered into a formal joint venture agreement (the “Joint Venture Agreement”) with Mineracao Batovi Ltda (“Mineracao Batovi”) which contemplates the Company acquiring partial ownership in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, the Company must contribute $1,000,000 in cash to Mineracao Batovi in return for a 20% equity interest.  The Company may earn an additional 29% equity interest in Mineracao Batovi by funding $2,000,000 of exploration expenses no later than November 20, 2017.

The Joint Venture Agreement provides that Mineracao Batovi is to be managed by a board of directors comprised of two representatives from each of the Company and the existing Mineracao Batovi management, provided that if the Company fails to earn an additional 29% equity interest in Newco by November 20, 2017, Mineracao Batovi's board of directors will be comprised of three representatives of Mineracao Batovi existing management and one representative of the Company.

The parties originally agreed to cause the joint venture company to engage Kel-Ex, a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex is entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.

On November 20, 2014, the Company issued 2,700,000 fully-paid and non-assessable common shares to Kel-Ex pursuant to the Joint Venture Agreement in connection with Kel-Ex's anticipated appointment as the operator of the Batovi Diamond Project.

As at the date of these financial statements, the Company is working on completing the ownership transfer of Mineracao Batovi.  By the Company’s letter agreement dated February 27, 2015, effective upon acceptance by Mineracao Batovi and Kel-Ex on March 9, 2015, the parties amended the Joint Venture Agreement to provide that the Company would be engaged to act as operator of the Batovi Diamond Project on terms whereby the Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.  The Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMANTE MINERALS INC.
(Registrant)

Dated: October 14, 2015	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, and a director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMANTE MINERALS INC.
(Registrant)

Dated: October 14, 2015	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, and a director (Principal Executive Officer)