Form 10-Q
period 2015-10-31
DIAMANTE MINERALS, INC.
filed 2015-12-10
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of December 10, 2015, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks and other factors described in our most recent Annual Report on Form 10-K, this quarterly report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company”, “Diamante”, “Diamante Minerals”, “we” ,”us” ,or “our” are to Diamante Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2015 Form 10-K filed with the Securities and Exchange Commission on October 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2016.

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2015

DIAMANTE MINERALS, INC.
Condensed Balance Sheets
(Expressed in US Dollars)

	October 31, 2015 (Unaudited)	July 31, 2015

ASSETS

Current Assets
Cash	$706,543	$734,386
Total Current Assets	706,543	734,386

Prepaid Investment (Note 8)	7,992,000	7,992,000

TOTAL ASSETS	$8,698,543	$8,726,386

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$23,775	$12,223
Due to related parties (Note 6)	276,260	154,756
Total Current Liabilities	300,035	166,979

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 (July 31, 2015 - 52,042,286) shares issued and outstanding (Note 3)	52,042	52,042
Additional paid-in capital (Note 3)	14,145,391	14,145,391
Accumulated deficit	(5,798,925)	(5,638,026)
Total Stockholders’ Equity	8,398,508	8,559,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,698,543	$8,726,386

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Operations
(Unaudited – Expressed in US Dollars)

	Three months ended
	October 31, 2015	October 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	8,656	3,195
Management fees	121,505	16,667
Professional fees	30,738	45,996
Share-based expenses (Note 4)	-	5,191,122
TOTAL OPERATING EXPENSES	160,899	5,256,980
LOSS FROM OPERATIONS	(160,899)	(5,256,980)
OTHER INCOME AND LOSS
Interest income	-	342
TOTAL OTHER INCOME AND LOSS	-	342
LOSS BEFORE INCOME TAXES	(160,899)	(5,256,638)
Provision for income taxes	-	-
LOSS	$(160,899)	$(5,256,638)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.11)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	49,333,332

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Changes in Stockholders’ Equity
(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Share Capital	Additional Paid in Capital (Deficiency)	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2015	52,042,286	$52,042	$14,145,391	$(5,638,026)	$8,559,407

Net loss for the period	-	-	-	(160,899)	(160,899)
Balance at October 31, 2015	52,042,286	$52,042	$14,145,391	$(5,798,925)	$8,398,508

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited – Expressed in US Dollars)

	Three months ended
	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$(160,899)	$(5,256,638)
Adjustments to reconcile loss to
net cash used by operating activities:
Share-based expenses	-	5,191,122
Increase in management fees	121,504	16,667
Changes in operating assets and liabilities:
Increase in prepaid expense	-	(10,707)
Increase in accounts payable and accrued liabilities	11,552	4,103
Net cash used in operating activities	(27,843)	(55,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

Net change in cash	(27,843)	(55,453)
Cash - beginning of period	734,386	915,853

Cash - end of period	$706,543	$860,400

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Notes to Unaudited Condensed Financial Statements
October 31, 2015
(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date.  For the period from inception on October 26, 2010 to October 31, 2015, the Company has accumulated losses of $5,798,925.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2015 audited financial statements.  The results of operations for the period ended October 31, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at October 31, 2015 and for the three months ended October 31, 2015 and 2014 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q.  Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.

Use of Estimates: The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On November 20, 2014, the Company issued 2,700,000 shares of common stock to Kel-Ex Development Ltd. (“Kel-Ex”) with a fair market value of $2.96 per share in connection with Kel-Ex’s anticipated appointment as the operator of the Batovi Diamond Project (Note 8).

On December 19, 2014, the Company issued 8,954 shares of common stock with a fair market value of $1.70 per share to DMH Stallard LLP as part of a settlement of legal fees.

There were 52,042,286 shares of common stock issued and outstanding as at October 31, 2015 and July 31, 2015.

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

On October 16, 2014, the Company granted Robert Faber, the former sole officer and director of the Company an option (the “Option”) to purchase all, or any portion of, 200,000 shares of common stock pursuant to an Option Agreement. The Option may be exercised by Mr. Faber until April 16, 2016 and can be exercised at any time, in any amounts and on indeterminate occasions. The exercise price for each share of common stock is $1.25.

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

During the period ending October 31, 2014, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%
Risk-free interest rate – 0.23%
Expected life – 18 months
Dividend yield – nil
Share price - $2.70 per share
Exercise price - $1.25 per share

At October 31, 2015, the Company had 2 options outstanding, with exercise price of $1.25 and remaining contract life of 0.46 years to purchase 2,700,000 shares of common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the “Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day VWAP of the shares of the common stock of the Company at the end of each quarter.  As at October 31, 2015, $236,029 (July 31, 2015 – $149,249) has been accrued in due to related parties, which equates to 462,802 (July 31, 2015 – 233,201) shares if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an Employment Agreement (the “CFO Employment Agreement”, together with the CEO Employment Agreement, known as “the Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years.  As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at October 31, 2015, $40,231 (July 31, 2015 – $5,507) has been accrued in due to related parties, which equates to 78,885 shares (July 31, 2015 – 8,605) if Ms. Irons were to leave the Company.

The Employment Agreements shall automatically renew on each anniversary of the Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Employment Agreement. The Company may immediately terminate Mr. Ulansky's and Ms. Irons’s employment for cause.  If (i) Mr. Ulansky's or Ms. Irons’s employment is terminated by the Company without cause, (ii) Mr. Ulansky or Ms. Irons terminates his or her employment as a result of the Company assigning him or her duties inconsistent with his or her position or the Company fails to pay his or her compensation or (iii) there is a change in control in the Company,  then in either case the Company shall pay Mr. Ulansky or Ms. Irons an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination.

During the period ended October 31, 2015, the Company recorded $121,505 as management fee and due to related party, which equates to 541,686 shares.

The Company has no other commitments or contingencies as at October 31, 2015 and July 31, 2015.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at October 31, 2015, the $86,780 in management fees earned by the Chief Executive Officer and the $34,725 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements was included as due to related parties.

Included in accounts payable and accrued liabilities is $2,449 (July 31, 2015 – nil) in amounts due to companies with common management.

NOTE 7 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended October 31, 2015, the Company incurred a net loss of $160,899. As at October 31, 2015, the Company had an accumulated deficit of $5,798,925 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

NOTE 8 - BATOVI DIAMOND PROJECT

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

The Joint Venture Agreement provides that Mineracao Batovi is to be managed by a board of directors comprised of two representatives from each of the Company and the existing Mineracao Batovi management, provided that if the Company fails to earn an additional 29% equity interest in Mineracao Batovi by November 20, 2017, Mineracao Batovi's board of directors will be comprised of three representatives of Mineracao Batovi existing management and one representative of the Company.

The parties originally agreed to cause Mineracao Batovi to engage Kel-Ex, a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  Kel-Ex is entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended October 31, 2015 and 2014 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended October 31, 2015 and 2014. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2015, filed with the Securities and Exchange Commission on October 14, 2015.

Overview of Our Business

Our Company was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp.  On March 11, 2014, the Company changed its name to Diamante Minerals, Inc.  We are in the process of acquiring, exploring and developing mineral properties.

On February 10, 2014, we entered into a letter agreement with Mineracao Batovi Ltda., a Brazilian mineral exploration and mining company, to acquire up to a 75% interest in a diamond exploration project located to the north of Paranatinga in Mato Grosso, Brazil (the “Batovi Diamond Project”) and form a joint venture valued at approximately $12 million.  The letter agreement has been superseded by our definitive agreement with Mineracao Batovi that was executed and delivered on November 20, 2014.  As described in more detail below, we will be required to contribute $1,000,000 in cash to Mineracao Batovi, in return for a 20% equity interest in Mineracao Batovi which holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

We currently have no interests in any other mineral exploration projects.

Results of Operations

We have generated no revenues since inception and have incurred $160,899 in expenses during the three months ended October 31, 2015.

The following table provides selected financial data about our Company for the three months ended October 31, 2015 and the year ended July 31, 2015.

Balance Sheet Date	October 31, 2015	July 31, 2015

Cash	$706,543	$734,386
Total Assets	$8,698,543	$8,726,386
Total Liabilities	$300,035	$166,979
Stockholders’ Equity	$8,398,508	$8,559,407

Plan of Operation

As described above, on November 20, 2014, we entered into a formal joint venture agreement (the “Joint Venture Agreement”) with Mineracao Batovi which contemplates the Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, we will contribute $1,000,000 in cash to Mineracao Batovi in return for a 20% equity interest in Mineracao Batovi which holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

The Joint Venture Agreement provides that Mineracao Batovi is to be managed by a board of directors comprised of two representatives from each of our Company and Mineracao Batovi, provided that if we fail to earn an additional 29% equity interest in Mineracao Batovi by November 20, 2017, the board of directors will be comprised of three representatives of the existing Mineracao Batovi management and one representative of our Company.  We will cease to be entitled to any representation on Mineracao Batovi's board of directors if our Company’s equity interest is reduced to 10% or less.

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

Until we earn the additional 29% equity interest in Mineracao Batovi, and so long as we elect to participate in the joint venture, we will bear 100% of Mineracao Batovi’s expenses (up to the total amount of $3,000,000, including Diamante’s initial $1,000,000 contribution to Mineracao Batovi), provided that all such expenses are first approved in writing by our Company’s representatives on Mineracao Batovi’s board of directors.

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

Liquidity and Capital Resources

Working Capital

	October 31, 2015	July 31, 2015

Current Assets	$706,543	$734,386
Current Liabilities	300,035	166,979
Working Capital	$406,508	$567,407

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2015	October 31, 2015
Cash Flows used in Operating Activities	$(27,843)	$(55,453)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(27,843)	$(55,453)

As at October 31, 2015, our Company’s cash balance was $706,543 compared to $734,386 as at July 31, 2015. The decrease in cash was primarily due to cash used in operations.

As at October 31, 2015, our Company had total liabilities of $300,035 compared with total liabilities of $166,979 as at July 31, 2015. The increase in total liabilities was primarily attributed to management fees accrued pursuant to the employment agreements with the Chief Executive Officer and Chief Financial Officer.

As at October 31, 2015, our Company had working capital of $406,508 compared with working capital of $567,407 as at July 31, 2015. The decrease in working capital was primarily attributed to management fees accrued during the period.

Cash Flow from Operating Activities

During the three months ended October 31, 2015, our Company used $27,843 in cash from operating activities compared to cash used by operating activities of $55,453 during the three months ended October 31, 2014.

Cash Flow from Investing Activities

During the three months ended October 31, 2015 and 2014, our Company used $Nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2015 and 2014, our Company used $Nil cash for financing activities.

For the three months ended October 31, 2015 and October 31, 2014

Revenues

Our Company did not generate any revenues during the three months ended October 31, 2015 and 2014.

Total operating expenses

For the three months ended October 31, 2015, total operating expenses were $160,899, which included general and administrative expenses of $8,656, management fees of $121,505, and professional fees of $30,738, and share-based expense of $Nil.

For the three months ended October 31, 2014, total operating expenses were $5,256,980, which included general and administrative expenses of $3,195, management fees of $16,667, professional fees of $45,996 and share-based expense of $5,191,122.

Loss

For the three months ended October 31, 2015, our Company had a loss of $160,899, as compared to a loss for the three months ended October 31, 2014 of $5,256,638. The decrease in operating expenses relates to share-based compensation; in the three months ended October 31, 2014, the Company incurred $5,191,122 in share-based expenses relating to stock options.  The decrease in professional fees relates to additional bookkeeping and accounting fees accrued during the quarter ended October 31, 2014.  For the period October 26, 2010 (inception) to October 31, 2015, the Company incurred a net loss of $5,798,925.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks includes, but is not necessarily limited to, equity price risk, commodity price risk, foreign currency risk and country risk.

Equity Price Risk

We are subject to market risk related to the market price of our common stock which trades over the counter on the OTCQB.  Historically, we have relied upon equity financings from the sale of our common stock to fund our operations.  Movements in the price of our common stock have been volatile in the past and may continue to be volatile in the future. As a result, there is risk that we may not be able to complete an equity financing at an acceptable price when required.

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat.  However, at October 31, 2015, we had no interest in the Batovi Diamond Project or in any other diamond exploration property.  Accordingly, fluctuations in the market price of rough diamonds do not currently have a direct impact on our operations.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar.  However, a portion of our business is transacted in the Canadian dollar and, if we acquire an interest in Mineracao Batovi we expect that a significant portion of our business will be transacted in  the Brazilian real.  To date, foreign exchange currency fluctuations have not had a material impact on our results of operations. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Country Risk

We are subject to market risk related to our operations in our operations in foreign jurisdictions.  We are party to a Joint Venture Agreement with Mineracao Batovi dated November 20, 2014, which contemplates our Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project in Brazil.  Foreign countries expose our Company to risks that may not otherwise be experienced if our operations were domestic. The risks include, but are not limited to, environmental protection, land use, water use, health safety, labor, restrictions on production, price controls, currency remittance, and maintenance of mineral tenure and expropriation of property. For example, changes to regulations in Brazil relating to royalties, allowable production, importing and exporting of diamonds and environmental protection, may result in our Company not receiving an adequate return on investment capital.

Although the operating environment in Brazil is considered more favourably compared to those in other developing countries, there are still political risks. These risks include, but are not limited to: terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation and labor unrest.  Changes in mining or investment policies or shifts in political attitudes in these countries may also adversely affect our Company's business. In addition, there may be greater exposure to a risk of corruption and bribery (including possible prosecution under the federal Corruption of Foreign Public Officials Act).  Also, in the event of a dispute arising in foreign operations, our Company may be subject to the exclusive jurisdiction of foreign courts and may be hindered or prevented from enforcing its rights. Furthermore, it is possible that future changes in taxes in any of the countries in which our Company operates will adversely affect our Company's operations and economic returns.

Interest Rate Risk

We have no significant exposure to interest rate fluctuation risk.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Our President (who serves as our principal executive officer) and our chief financial officer (our principal financial officer) are responsible for establishing and maintaining disclosure controls and procedures for our Company.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President (our principal executive officer and principal financial officer) and our Chief Financial Officer (our principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

As disclosed in our most recent annual report on Form 10-K, our President (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting at July 31, 2015, and determined that, as of July 31, 2015, our internal control over financial reporting was not effective due to the existence of certain material weaknesses disclosed in the annual report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2015 and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report.  These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock.  Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf.  Refer to “Cautionary Note Regarding Forward-Looking Statements” as disclosed in our Form 10-K Annual Report for the fiscal year ended July 31, 2015.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock.  Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us.  There may be additional risks and uncertainties of a material nature that, as of the date of this Quarterly Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us.  You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we are a shell company with negative cash flow and accumulated deficit to date.

We have entered into a Joint Venture Agreement dated November 20, 2014 pursuant to which we are required to contribute $1,000,000 in cash to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 20% equity interest in Mineracao Batovi.  However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through October 31, 2015, we have incurred a net loss of $5,798,925.  As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

There is no assurance that we will be successful in securing financing, and substantial doubt exists as to our ability to continue our operations over the next twelve months.

The continuation of our Company as a going concern is dependent upon our ability to obtain adequate financing.  We anticipate that we will need $2,400,000 to fund the next 12 months of our operations.  However, given our limited financial and operating history and our status as a shell company, there is no assurance that we will be successful in securing any form of financing.  Accordingly, substantial doubt exists as to whether we will be able to continue our operations over the next twelve months.

Even if we are successful in acquiring our initial interest in Mineracao Batovi, our reliance on equity financings is expected to continue, and there is no assurance that such financing will be available when required.

Even if we are successful in acquiring our initial interest in Mineracao Batovi, our reliance on equity financings is expected to continue for the foreseeable future, and the availability of such financing will be dependent on many factors beyond our control including, but not limited to, the market price of diamonds, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.

Diamond exploration and mining activities are inherently subject to numerous significant risks and uncertainties, and actual results may differ significantly from expectations or anticipated amounts.  Furthermore, exploration programs conducted on the Batovi Diamond Project may not result in the establishment of ore bodies that contain commercially recoverable diamonds.

Diamond exploration and mining activities are inherently subject to numerous significant risks and uncertainties, many beyond our control, including, but not limited to: (i) unanticipated ground and water conditions; (ii) unusual or unexpected geological formations; (iii) the occurrence of unusual weather or operating conditions and other force majeure events; (iv) lower than expected ore grades; (v) industrial accidents; (vi) delays in the receipt of or failure to receive necessary government permits; (vii) delays in transportation; (viii) availability of contractors and labor; (ix) government permit restrictions and regulation restrictions; (x) unavailability of materials and equipment; and (xi) the failure of equipment or processes to operate in accordance with specifications or expectations.  These risks and uncertainties could result in: delays, reductions or stoppages in exploration or development work and any future mining activities; increased capital and/or extraction costs; damage to, or destruction of, the Batovi Diamond Project, extraction facilities or other properties; personal injuries; environmental damage; monetary losses; and legal claims.

Success in diamond exploration is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program.  Even if an exploration program is successful and commercially recoverable diamond-bearing ore bodies are established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the diamonds cease to be economically recoverable.  Diamond exploration is frequently non-productive due, for example, to poor exploration results or the inability to establish ore bodies that contain commercially recoverable diamonds, in which case the project may be abandoned and written-off.  Furthermore, Mineracao Batovi will not be able to benefit from exploration efforts and recover the expenditures that are incurred on exploration programs if Mineracao Batovi does not establish ore bodies that contain commercially recoverable diamonds and develop the Batovi Diamond Project into profitable mining activities, and there is no assurance that Mineracao Batovi will be successful in doing so.

Whether an ore body contains commercially recoverable diamonds depends on many factors including, without limitation: (i) the particular attributes, including material changes to those attributes, of the ore body such as size, grade, recovery rates and proximity to infrastructure; (ii) the market price of diamonds, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, permitting and land use, taxes, land tenure and transportation.

We do not insure against all of the risks we face in our operations.

In general, where coverage is available and not prohibitively expensive relative to the perceived risk, we will maintain insurance against such risk, subject to exclusions and limitations.  We currently maintain insurance against certain risks including general commercial liability claims and certain physical assets used in our operations, subject to exclusions and limitations, however, we do not maintain insurance to cover all of the potential risks and hazards associated with our operations.  We may be subject to liability for environmental, pollution or other hazards associated with our or Mineracao Batovi’s exploration activities, which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of high premiums or other reasons.  Furthermore, we cannot provide assurance that any insurance coverage we currently have will continue to be available at reasonable premiums or that such insurance will adequately cover any resulting liability.

Mineracao Batovi holds mineral rights in Brazil, a foreign jurisdiction which could be subject to additional risks due to political, taxation, economic and cultural factors.

Our business plan contemplates our acquisition of an initial 20% equity interest in Mineracao Batovi, a company incorporated in Brazil.  Operations in foreign jurisdictions outside of the U.S., especially in developing countries, may be subject to additional risks as they may have different political, regulatory, taxation, economic and cultural environments that may adversely affect the value or continued viability of our rights.  These additional risks include, but are not limited to: (i) changes in governments or senior government officials; (ii) changes to existing laws or policies on foreign investments, environmental protection, mining and ownership of mineral interests; (iii) renegotiation, cancellation, expropriation and nationalization of existing permits or contracts; (iv) foreign currency controls and fluctuations; and (v) civil disturbances, terrorism and war.

In the event of a dispute arising from our anticipated future involvement in the Batovi Diamond Project, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts in the United States or Canada.  We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity.  Any adverse or arbitrary decision of a foreign court may have a material and adverse impact on our business, prospects, financial condition and results of operations.

The title to Mineracao Batovi’s mineral property interests may be challenged.

Although we have undertaken reasonable due diligence to confirm that Mineracao Batovi has taken reasonable measures to ensure proper title to its interests in the Batovi Diamond Project and other assets, there is no guarantee that the title to any of such interests will not be challenged. No assurance can be given that Mineracao will be able to secure the grant or the renewal of existing mineral rights and tenures on terms satisfactory to it, or that governments in the jurisdictions in which it operates will not revoke or significantly alter such rights or tenures or that such rights or tenures will not be challenged or impugned by third parties, including local governments, aboriginal peoples or other claimants.  Mineracao Batovi’s mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A successful challenge to the precise area and location of Mineracao Batovi’s claims could result in it being unable to explore or operate on its properties as permitted or being unable to enforce its rights with respect to its properties.

We depend on certain key personnel, and our success will depend on our continued ability to retain and attract such qualified personnel.

Our success is dependent on the efforts, abilities and continued service of certain senior officers and key employees and consultants.  A loss of service from any one of these individuals may adversely affect our operations, and we may have difficulty or may not be able to locate and hire a suitable replacement.

Certain directors and officers may be subject to conflicts of interest.

Our sole director and our officers are involved in other business ventures including similar capacities with other private or publicly-traded companies.  Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time.  Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us.

The laws of the State of Nevada and our Articles of Incorporation may protect our directors and officers from certain types of lawsuits.
The laws of the State of Nevada provide that our sole director and officers will not be liable to the Company or its stockholders for monetary damages for all but certain types of conduct as directors and officers of the Company.  Our Bylaws provide for broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  These indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, and may have the effect of preventing stockholders from recovering damages against our directors and officers caused by their negligence, poor judgment or other circumstances.

Our sole director and our officers are residents outside of the U.S., and it may be difficult for stockholders to enforce within the U.S. any judgments obtained against such director or officers.

Our sole director and our officers are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons' assets are located outside of the U.S.  As a result, it may be difficult for investors to effect service of process on such director and officers, or enforce within the U.S. any judgments obtained against such director and officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof.  Consequently, stockholders may be effectively prevented from pursuing remedies against such director and officers under U.S. federal securities laws.  In addition, stockholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under U.S. federal securities laws.

Our management has determined that our disclosure controls and procedures, and our internal control over financial reporting are not effective.  In any event disclosure controls and procedures and internal control over financial reporting, no matter how well designed and operated, are designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure.  Management’s report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.  Our management has concluded that our disclosure controls and procedures, and our internal control over financial reporting, were ineffective as of the end of our fiscal year ended July 31, 2015 and as of the end of the period covered by this quarterly report.  In any event, any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.  Our failure to maintain effective disclosure controls and procedures may result in our inability to continue meeting our reporting obligations in a timely manner, qualified audit opinions or restatements of our financial reports, any one of which may affect the market price for our common stock and our ability to access the capital markets.

Risks Related to Our Common Stock

Broker-dealers may be discouraged from effecting transactions in our common shares because they are considered a penny stock and are subject to the penny stock rules. This could severely limit the market liquidity of the shares.

Our common stock currently constitutes “penny stock”. Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share.  Rules 15g-1 through 15g-9 promulgated under the United States Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

In the event that an investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, the investment will be compromised because we do not intend to pay dividends.

We have never paid a dividend to our shareholders and we intend to retain our cash for the continued development of our business. Accordingly, we do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, a return on investment will be solely determined by the ability to sell the shares in the secondary market.

Historically, the market price of our common stock has been and may continue to fluctuate significantly.

Our stock is thinly traded and trading in our stock is volatile.  In addition, the global markets generally have experienced significant and increased volatility in the past, and have been impacted by the effects of mass sub-prime mortgage defaults and liquidity problems of the asset-backed commercial paper market, resulting in a number of large financial institutions requiring government bailouts or filing for bankruptcy.  The effects of these past events and any similar events in the future may continue to or further affect the global markets, which may directly affect the market price of our common stock and our accessibility for additional financing.  Although this volatility may be unrelated to specific company performance, it can have an adverse effect on the market price of our shares which, historically, has fluctuated significantly and may continue to do so in the future.

In addition to the volatility associated with general economic trends and market conditions, the market price of our common stock could decline significantly due to the impact of any one or more events, including, but not limited to, the following: (i) our inability to raise the financing required to fund the acquisition of our initial 20% equity interest in Mineracao Batovi; (ii) changes in the global market for diamonds; (iii) failure to meet market expectations on Mineracao Batovi’s exploration activities; (iv) sales of a large number of our shares held by certain stockholders including institutions and insiders; (v) legal claims brought forth against us; and (vi) introduction of technological innovations by competitors or in competing technologies.

A prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations.

Historically, we have relied on equity financing as the primary source of funding.  A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure the financing required to fund the acquisition of our initial 20% equity interest in Mineracao Batovi, or to seek additional financing, which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of October 31, 2015.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-K filed with the SEC on October 29, 2013)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculations

101.DEF	XBRL Taxonomy Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMANTE MINERALS INC.
(Registrant)

Dated: December 10, 2015	/s/Chad Ulansky
Chad Ulansky
President, Secretary, Treasurer and a director (Principal Executive and Financial Officer)