Form 10-Q
period 2016-01-31
DIAMANTE MINERALS, INC.
filed 2016-03-11
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [ X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of March 11, 2016, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2016

DIAMANTE MINERALS, INC.
Condensed Balance Sheets
(Expressed in US Dollars)

	January 31, 2016 (Unaudited)	July 31, 2015

ASSETS

Current Assets
Cash	$515,703	$734,386
Derivative asset (Note 8)	150,000	-
Total Current Assets	665,703	734,386

Prepaid Investment (Note 9)	7,992,000	7,992,000

TOTAL ASSETS	$8,657,703	$8,726,386

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$6,001	$12,223
Due to related parties (Note 6)	326,919	154,756
Total Current Liabilities	332,920	166,979

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized, 52,042,286 (July 31, 2015 - 52,042,286) shares issued and outstanding (Note 3)	52,042	52,042
Additional paid-in capital (Note 3)	14,145,391	14,145,391
Accumulated deficit	(5,872,650)	(5,638,026)
Total Stockholders’ Equity	8,324,783	8,559,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,657,703	$8,726,386

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Operations
(Unaudited – Expressed in US Dollars)

	Three months ended		Six months ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	9,123	793	17,779	3,989
Management fees	50,659	100,000	172,164	116,667
Professional fees	13,943	93,231	44,681	139,227
Share-based expenses (Note 4)	-	-	-	5,191,122
TOTAL OPERATING EXPENSES	73,725	194,024	234,624	5,451,005
LOSS FROM OPERATIONS	(73,725)	(194,024)	(234,624)	(5,451,005)
OTHER INCOME AND LOSS
Interest income	-	212	-	554
TOTAL OTHER INCOME AND LOSS	-	212	-	554
LOSS BEFORE INCOME TAXES	(73,725)	(193,812)	(234,624)	(5,450,451)
Provision for income taxes	-	-	-	-
LOSS	$(73,725)	$(193,812)	$(234,624)	$(5,450,451)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.11)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	51,480,006	52,042,286	50,406,669

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Changes in Stockholders’ Equity
(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2015	52,042,286	$52,042	$14,145,391	$(5,638,026)	$8,559,407

Loss for the period	-	-	-	(234,624)	(234,624)
Balance at January 31, 2016	52,042,286	$52,042	$14,145,391	$(5,872,650)	$8,324,783

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited – Expressed in US Dollars)

	Six months ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$(234,624)	$(5,450,451)
Adjustments to reconcile loss to
net cash used by operating activities:
Common stock issued for service	-	15,221
Share-based expenses	-	5,191,122
Increase in management fee	172,163	124,303
Changes in operating assets and liabilities:
Decrease in prepaid expense	-	1,355
Decrease (increase) in accounts payable and accrued liabilities	(6,222)	3,101
Net cash used in operating activities	(68,683)	(115,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Funds loaned to Panama project	(150,000)
Net cash used in investing activities	(150,000)	-

Net change in cash	(218,683)	(115,349)
Cash - beginning of period	734,386	915,853

Cash - end of period	$515,703	$800,504

Non-cash financing and investing activities
Common stock issued for prepaid investment	$-	$7,992,000

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Notes to Unaudited Condensed Financial Statements
January 31, 2016
(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date.  For the period from inception on October 26, 2010 to January 31, 2016, the Company has accumulated losses of $5,872,650.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2015 audited financial statements.  The results of operations for the period ended January 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at January 31, 2016 and for the six months ended January 31, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q.  Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.

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

NOTE 3 - COMMON STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share.  Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On November 20, 2014, the Company issued 2,700,000 shares of common stock to Kel-Ex Development Ltd. (“Kel-Ex”) with a fair market value of $2.96 per share in connection with Kel-Ex’s anticipated appointment as the operator of the Batovi Diamond Project (Note 9).

On December 19, 2014, the Company issued 8,954 shares of common stock with a fair market value of $1.70 per share to DMH Stallard LLP as part of a settlement of legal fees.

There were 52,042,286 shares of common stock issued and outstanding as at January 31, 2016 and July 31, 2015.

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

During the period ending January 31, 2015, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%
Risk-free interest rate – 0.23%
Expected life – 18 months
Dividend yield – nil
Share price - $2.70 per share
Exercise price - $1.25 per share

At January 31, 2016, the Company had 2 options outstanding, with exercise price of $1.25 and remaining contract life of 0.21 years to purchase 2,700,000 shares of common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an employment agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the CEO Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter.  As at January 31, 2016, $271,788 (July 31, 2015 – $149,249) has been accrued in due to related parties, which equates to 662,897 (July 31, 2015 – 233,201) shares if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an employment agreement (the “CFO Employment Agreement”, and together with the CEO Employment Agreement, the “Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years.  As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the CFO Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at January 31, 2016, $55,131 (July 31, 2015 – $5,507) has been accrued in due to related parties, which equates to 134,466 shares (July 31, 2015 – 8,605) if Ms. Irons were to leave the Company.

Each Employment Agreement shall automatically renew on each anniversary of such Employment Agreement for one additional year term unless one party provides the other with notice prior to such anniversary date that such party does not desire to renew the Employment Agreement. The Company may immediately terminate Mr. Ulansky's and Ms. Irons’ employment for cause.  If (i) Mr. Ulansky's or Ms. Irons’ employment is terminated by the Company without cause, (ii) Mr. Ulansky or Ms. Irons terminates his or her employment as a result of the Company assigning him or her duties inconsistent with his or her position or the Company fails to pay his or her compensation, or (iii) there is a change in control in the Company,  then in either case the Company shall pay Mr. Ulansky or Ms. Irons an amount equal to (a) the product of the number of years and fractional years for the remainder of the term multiplied by (b) 50% of the then current base salary in effect as of the date of termination.

During the six month period ended January 31, 2016 the Company recorded $172,164 as management fee and due to related party, which equates to 555,534 shares.

The Company has no other commitments or contingencies as at January 31, 2016 and July 31, 2015.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at January 31, 2016, the cumulative $271,788 in management fees earned by the Chief Executive Officer and the $55,131 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties.

Included in accounts payable and accrued liabilities is $3,000 (July 31, 2015 – nil) in amounts due to companies with common management.

NOTE 7 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended January 31, 2016, the Company incurred a loss of $234,624. As at January 31, 2016, the Company had an accumulated deficit of $5,872,650 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

NOTE 8 – LOAN TO OPERATOR OF MOLEJON GOLD MINE PROJECT

On January 22, 2016, the Company entered into a loan agreement with Blendcore LLC, a Delaware corporation (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), which is a subsidiary of Petaquilla Minerals Ltd., a Canadian public company, pursuant to which the Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”).  Petaquilla Gold, as the owner of the minerals sourced at the Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine.  In exchange for the provision of the Loan, the Company is entitled to a royalty of 12.5% on the first 1,000 ounces of gold produced per month for 12 months (the “Royalty period”).  The Royalty Period is to commence once production ramps up to 1,000 ounces per month.  For monthly production between 1,001 and 2,000 ounces of gold per month, the Company is to receive a reduced royalty of 5%.  In addition to the royalty stream, the Company has the right of first option to provide funding for the expansion and development of the Mine.  The Loan is to be forgiven provided that there are at least 12,000 ounces of gold produced during the Royalty Period.  Upon the completion of the Royalty Period, the Company has the option to extend the royalty for a further 12 month period through the provision of a second $250,000 loan on substantially the same terms as the initial loan.  This right shall survive the royalty agreement by a period of one year.

Valuation of Derivative

As the loan agreement with Blendcore contains a royalty component, there is an embedded derivative in its value.  Currently, the Company has elected to account for the entire instrument as a derivative at fair value, with changes in fair value presented in earnings.  The fair value of the derivative is determined by using a discounted cash flow analysis related to various expected future cash flows to be received based on weighted probabilities due to the uncertainty of the potential royalty streams.  This asset is classified as a Level 3 asset within the fair value hierarchy as our valuation estimates utilize significant unobservable inputs, including estimates as to the probability and timing of future gold production.  Transaction related fees and costs are expensed as incurred.

The changes in the estimated fair value from the derivative along with cash receipts each reporting period are presented together on the Statement of Income as a component of revenue under the caption, “Derivative – change in fair value”.  As at the period ended January 31, 2016, there has been no change in the estimated fair value of the derivative.

The discount rate utilized was approximately 10%.  Significant judgement is required in selecting the appropriate discount rate, the probabilities associated with the uncertainty of the projected cash flows, the anticipated production levels and the future price of gold.  Should any estimates increase or decrease, there could be significant fluctuation in the fair value of the derivative.  The fair value of the asset is subject to variation should those cash flows vary significantly from our estimates.  At each reporting period, an evaluation of those estimates, discount rates utilized and general market conditions affecting fair market value is completed by the Company.

NOTE 9 – BATOVI DIAMOND PROJECT

On November 20, 2014, the Company entered into a formal joint venture agreement (the “Joint Venture Agreement”) with Mineracao Batovi Ltda (“Mineracao Batovi”) which contemplates the Company acquiring partial ownership in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, the Company must contribute $1,000,000 in cash to Mineracao Batovi in order to acquire a 20% equity interest.  The Company may earn an additional 29% equity interest in Mineracao Batovi by funding $2,000,000 of exploration expenses no later than November 20, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the six month periods ended January 31, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the six month periods ended January 31, 2016 and 2015. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2015, filed with the Securities and Exchange Commission on October 14, 2015.

Overview of Our Business

Our Company was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp.  On March 11, 2014, the Company changed its name to Diamante Minerals, Inc.  We are in the process of acquiring and exploring mineral properties for possible development.

On February 10, 2014, we entered into a letter agreement with Mineracao Batovi Ltda., a Brazilian mineral exploration and mining company, to acquire up to a 75% interest in a diamond exploration project located to the north of Paranatinga in Mato Grosso, Brazil (the “Batovi Diamond Project”) and form a joint venture valued at approximately $12 million.  The letter agreement has been superseded by our definitive agreement with Mineracao Batovi that was executed and delivered on November 20, 2014.  As described in more detail below, we will be required to contribute $1,000,000 in cash to Mineracao Batovi in order to acquire an initial 20% equity interest in that company.  Mineracao Batovi holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

Our Company is an exploration stage company; at present, there is no assurance that a commercially viable mineral deposit exists on the properties comprising the Batovi Diamond Project in which we hold the right to earn up to a 75% indirect interest, as described in more detail below.  As discussed elsewhere in this quarterly report, pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama.  We currently have no interests in any other mineral resource projects.

Results of Operations

We have generated no revenues since inception and have incurred $234,624 in expenses during the six months ended January 31, 2016.

The following table provides selected financial data about our Company for the six months ended January 31, 2016 and the year ended July 31, 2015.

Balance Sheet Date	January 31, 2016	July 31, 2015

Cash	$515,703	$734,386
Total Assets	$8,657,703	$8,726,386
Total Liabilities	$332,920	$166,979
Stockholders’ Equity	$8,324,783	$8,559,407

Plan of Operation

As described above, on November 20, 2014, we entered into a formal joint venture agreement (the “Joint Venture Agreement”) with Mineracao Batovi which contemplates the Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, we must contribute $1,000,000 in cash to Mineracao Batovi in order to acquire an initial 20% equity interest in that company.  Mineracao Batovi holds the mineral claims underlying the Batovi Diamond Project.  We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2017.

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

On January 22, 2016, we entered into a loan agreement (the “Loan Agreement”) with Blendcore LLC, a Delaware corporation (“Blendcore”) and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), pursuant to which our Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”).

Petaquilla Gold, as the owner of minerals sourced from the Molejon Gold Mine located in Donoso District, Colon Province of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine.  The Loan proceeds are to be applied by Blendcore in that capacity in accordance with a use-of-funds budget (the “Budget”) that has been annexed to the Loan Agreement.  Petaquilla Gold is a party to the Loan Agreement in its capacity as the title holder of the minerals, but is not entitled to receive any advances under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Loan is to be advanced in three tranches as follows:

•	US$50,000 was advanced upon execution of the Loan Agreement;

•	US$100,000 was required to be advanced within 2 weeks from the execution of the Loan Agreement, and was in fact advanced on January 27, 2016; and

•	US$100,000 will be advanced as required in accordance with the Budget.

In exchange for the provision of the Loan, our Company is to receive a royalty of 12.5% on the first 1,000 ounces of gold produced per month for 12 months (the “Royalty Period”).  The Royalty Period is to commence once production ramps up to 1,000 ounces per month.  For monthly production between 1,001 and 2,000 ounces of gold per month, our Company is to receive a reduced royalty of 5%.  In addition to the royalty stream, our Company has a right of first option to provide funding for the expansion and development of the Mine.

Under the terms of the Loan Agreement, the Loan is to be forgiven provided that there is at least 12,000 ounces of gold produced during the Royalty Period.  Upon the completion of the Royalty Period, our Company has the option to extend the royalty for a further 12 month period through the provision of a second $250,000 loan on substantially the same terms as the initial Loan. This right shall survive the royalty agreement by a period of one year.

Petaquilla Gold and Blendcore have entered into a Collateral Assignment Agreement dated January 11, 2016 (the “Collateral Assignment Agreement”; a copy of which is annexed to the Loan Agreement), pursuant to which Petaquilla Gold has collaterally assigned to Blendcore such number of ounces of gold from that which is mined at the Mine as shall be necessary to enable Blendcore to satisfy its obligations to our Company under the Loan Agreement.  By letter of authorization dated January 18, 2016, Petaquilla Gold has consented to the transfer by Blendcore to our Company of Blendcore’s rights under the Collateral Assignment Agreement.

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

We anticipate that we will need $2,400,000 to fund the next 12 months of our operations, including our commitments under the Loan Agreement with Blendcore and Petaquilla Gold. If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources

Working Capital

	January 31, 2016	July 31, 2015

Current Assets	$665,703	$734,386
Current Liabilities	332,920	166,979
Working Capital	$332,783	$567,407

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2016	January 31, 2016
Cash Flows used in Operating Activities	$(68,683)	$(115,349)
Cash Flows used in Investing Activities	(150,000)	-
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(218,683)	$(115,349)

As at January 31, 2016, our Company’s cash balance was $515,703 compared to $734,386 as at July 31, 2015. The decrease in cash was primarily due to cash used in investing activities, specifically the Loan to Blendcore, as well as cash used in operations.

As at January 31, 2016, our Company had total liabilities of $332,920 compared with total liabilities of $166,979 as at July 31, 2015. The increase in total liabilities was primarily attributed to management fees accrued pursuant to the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at January 31, 2016, our Company had working capital of $332,783 compared with working capital of $567,407 as at July 31, 2015. The decrease in working capital was primarily attributed to management fees accrued during the period.

Cash Flow from Operating Activities

During the six months ended January 31, 2016, our Company used $68,683 in cash from operating activities compared to cash used by operating activities of $115,349 during the six months ended January 31, 2015.

Cash Flow from Investing Activities

During the six months ended January 31, 2016, our Company used $150,000 cash for investing activities.  This was comprised entirely of loan advances to Blendcore, as operator, to fund that start up of processing of stockpiled ore at Petaquilla Gold’s Molejon Gold Mine.  During the six month ended January 31, 2015, $nil funds were used for investing activity.

Cash Flow from Financing Activities

During the six months ended January 31, 2016 and 2015, our Company used $Nil cash for financing activities.

For the three months ended January 31, 2016 and 2015

Revenues

Our Company did not generate any revenues during the three months ended January 31, 2016 and 2015.

Total operating expenses

For the three months ended January 31, 2016, total operating expenses were $73,725, which included general and administrative expenses of $9,123, management fees of $50,659, and professional fees of $13,943.

For the three months ended January 31, 2015, total operating expenses were $194,024, which included general and administrative expenses of $793, management fees of $100,000, and professional fees of $93,231.

Loss

For the three months ended January 31, 2016, our Company had a loss of $73,725, as compared to a loss for the three months ended January 31, 2015 of $193,812.  The Company incurred increased general and administrative costs due to the change in management and locations; as the Company has become more active, it now shares office space and costs, resulting in increased office expenses.  The decrease in management fees relates to changes in the market value of the shares issued under the employment agreements with our Chief Executive Officer and our Chief Financial Officer.  There were increased professional costs in the three months ended January 31, 2015 due to additional legal fees in transferring over the management of the Company.

For the six months ended January 31, 2016 and 2015

Revenues

Our Company did not generate any revenues during the six months ended January 31, 2016 and 2015.

Total operating expenses

For the six months ended January 31, 2016, total operating expenses were $234,624, which included general and administrative expenses of $17,779, management fees of $172,164, and professional fees of $44,681.

For the six months ended January 31, 2015, total operating expenses were $5,451,005, which included general and administrative expenses of $3,989, management fees of $116,667, professional fees of $139,227, and share-based expense of $5,191,122.

Other income and loss

For the six months ended January 31, 2015, the Company received $212 interest from cash deposited in bank.  No such interest was received in the six months ended January 31, 2016.

Loss

For the six months ended January 31, 2016, our Company had a loss of $234,624, as compared to a loss for the six months ended January 31, 2015 of $5,450,451.  The Company incurred increased general and administrative costs due to the change in management and locations; as the Company has become more active, it now shares office space and costs, resulting in increased office expenses.  The decrease in management fees relates to changes in the market value of the shares issued under the employment agreements with our Chief Executive Officer and our Chief Financial Officer.  There were increased professional costs in the three months ended January 31, 2015 due to additional legal fees in transferring over the management of the Company.   For the period October 26, 2010 (inception) to January 31, 2016, the Company incurred a net loss of $5,872,650.

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

As described under the heading “Plan of Operation” above, our Company has entered into a definitive Joint Venture Agreement with Mineracao Batovi pursuant to which we may acquire up to a 75% interest in the Batovi Diamond Project.  This project covers 21 claims held by Mineraco Batovi as federal exploration licenses, covering a total area of approximately 109,688 hectares, as more particularly described in the following table and map:

Township/Area	Claim Number	Recording Date	Expiration Date (mm/dd/yy)	Area (hectares)
Mato Grosso	866.467/2011	05/30/2011	2/9/2019	3,051.04
Mato Grosso	866.468/2011	05/30/2011	2/3/2018	348.13
Mato Grosso	866.469/2011	05/30/2011	5/5/2018	8,414.68
Mato Grosso	866.544/2011	06/22/2011	3/9/2018	1,446.25
Mato Grosso	866.545/2011	06/22/2011	3/9/2018	9,934.17
Mato Grosso	866.560/2011	06/28/2011	3/9/2018	5,026.23
Mato Grosso	866.561/2011	06/28/2011	3/9/2018	9,439.19
Mato Grosso	866.562/2011	06/28/2011	3/9/2018	4,113.14
Mato Grosso	866.563/2011	06/28/2011	3/9/2018	7,112.30
Mato Grosso	866.564/2011	06/28/2011	3/9/2018	3,511.58
Mato Grosso	866.565/2011	06/28/2011	3/9/2018	1,371.85
Mato Grosso	866.566/2011	06/28/2011	3/9/2018	6,861.69
Mato Grosso	866.567/2011	06/28/2011	3/9/2018	3,569.48
Mato Grosso	866.568/2011	06/28/2011	3/9/2018	4,424.19
Mato Grosso	866.569/2011	06/28/2011	3/9/2018	1,311.55
Mato Grosso	866.570/2011	06/28/2011	3/9/2018	5,357.18
Mato Grosso	866.571/2011	06/28/2011	5/5/2018	9,534.95
Mato Grosso	866.572/2011	06/28/2011	2/9/2019	3,322.88
Mato Grosso	866.573/2011	06/29/2011	3/9/2018	7,199.99
Mato Grosso	866.574/2011	06/30/2011	3/9/2018	5,776.71
Mato Grosso	867.453/2010	05/06/2010	2/3/2018	8,560.40

				109,687.58

866.544/2011
866.545/2011
866.566/2011
866.568/2011
866.467/2011
866.574/2011
866.573/2011
867.453/2010
866.563/2011
866.562/2011
866.468/2011
866.564/2011
866.572/2011
866.560/2011
866.565/2011
866.561/2011
866.567/2011
866.469/2011
866.570/2011
866.569/2011
866.571/2011
COLOMBIA
SUR
BRAZIL
BOLIVIA
ANDES
BRAZILIAN HIGHLANDS
Rio de
São Paulo
Batovi Project
Legend
Mineral Claims
Rivers
0 500 1,000 2,000 3,000 4,000
Km
Diamante Minerals Inc.
Batovi Project
Central Brazil
Mineral Claims
Datum: WGS 1984
Date: Jan 26 2016
Scale: 1:350,000
Figure: 1

We currently hold no direct or indirect interest in the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, we are required to contribute $1,000,000 in cash to Mineracao Batovi in order to acquire our initial 20% equity interest in that company.  As Mineracao Batovi hold the rights to the Batovi Diamond Project, our interest in the Batovi Diamond Project would be limited to our shareholdings in Mineracao Batovi.

The Batovi Diamond Project

The Batovi Diamond Project is located in the State of Mato Grosso, in west-central Brazil, approximately 360 kilometers northeast of Cuiaba, the state capital.

The Batovi Diamond Project is accessible from Cuiaba by main and secondary roads.  One would travel east from Cuiaba on paved road BR-070 220 kilometers to Primavera do Leste before heading 140 kilometers north on partially paved road MT-130 to Paranatinga.  An all-weather gravel road connects Paranatinga to the project area, which lies 120 kilometers to the north.

In addition, Paranatinga has an airport that is suitable for charter aircraft.

Currently there is no plant or equipment on the project site.

In Brazil, exploration licenses are issued by the Director General of the Departamento Nacional de Produção Mineral (translated as the National Department of Mineral Production and referred to in this quarterly report as the “DNPM”).  An exploration license is granted for an initial term of up to three years and can be renewed once if the license holder submits an interim report on the exploration work completed to date which justifies further exploration.

An annual exploration fee must be paid to the DNPM to keep an exploration license in good standing.  The exploration fee is assessed at the rate of R$2.02 per hectare for each year during the initial term of the license, and at the rate of R$3.95 per hectare for each year during the renewal term.  Mineracao Batovi has provided documentation to us evidencing that its exploration licenses comprising the Batovi Diamond Project are in good standing.

The Batovi Diamond Project represents an opportunity for the potential discovery of primary diamond bearing kimberlite intrusives.  Due diligence documents provided by Mineraco Batovi confirm that the general area is host to over 40 known kimberlite intrusives which were discovered by DeBeers and Rio Tinto who explored the area between 1967 to about 1997.  Historically, a number of the kimberlites were evaluated as possible sources of large, high quality alluvial diamonds found in the area in small, artisanal alluvial mining operations.  Although limited testing of the discovered kimberlites returned a few small stones from some of the kimberlites, they were generally not found to be significantly diamondiferous. This suggests that diamond bearing kimberlites which are the source of the large alluvial diamonds found in the project area have yet to be discovered.

Mineracao Batovi has followed up this historic work with limited exploration activities at a cost of approximately CDN$4.7 million, and has identified possible individual diamond indicator mineral trains on the property.

Since we have not funded the $1,000,000 payment required to be made to Mineracao Batovi in order to acquire our initial 20% equity interest in the Batovi Diamond Project, we are not in a position to assume our duties as the operator as contemplated by the Joint Venture Agreement.  However, if we are able to fund such $1,000,000, we anticipate that a majority of the proceeds will be applied to fund exploration work aimed at defining the potential source kimberlites of the indicator mineral trains.

Typically, geophysical surveys are used to locate potential kimberlites.  Geophysical surveys measure the physical properties of the rocks below them.  It is hoped that the kimberlites would have contrasting physical properties to the surrounding rocks.  The proposed geophysical survey would detect both the conductivity and magnetic signature of the underlying rocks.  It is expected that the kimberlites would differ from the surrounding host rocks in terms of these physical properties.

If we earn our initial 20% equity interest in Mineracao Batovi and assume our role as the operator of the project, we anticipate that our first step will be to commission an airborne electromagnetic geophysical survey over certain areas preliminarily identified by Mineracao Batovi as having the potential to host diamond bearing kimberlites.  Mobilizing an airborne survey system to the project area could take a couple of months after execution of the survey contract.  The airborne survey itself should take less than a month.  Thereafter, the survey data will have to be extensively manipulated to allow its use.  We anticipate that such analytical manipulation would require one to two months to complete.  We estimate that the airborne survey will cost approximately $500,000.

Any priority targets identified by the airborne survey will need to be tested, likely by drilling.  The length and scope of any such drill program – and the appropriate drill and associated equipment required - will depend on the nature and number of targets, but we anticipate that it would likely take several months to complete.  Until the results of the geophysical survey are complete, it is difficult to ascertain what the cost of this target testing phase will be, but we estimate that the initial round of drilling will likely cost between $300,000 to $500,000.

Any future work would be contingent upon the initial round of testing generating positive results.  Should a kimberlite be discovered with potentially economic diamond content, we expect that the next phases of work would be delineation drilling followed by bulk sampling and, if warranted, a feasibility study.

The Batovi Diamond Project is centered on the perennial Batovi River; it is conceivable that this would provide a water source for any future operations.  We have not investigated what steps would be required or what arrangements will have to be made to secure water rights.

There is currently no power grid at the project area.  If future exploration activities justify development at the project site which will give rise to substantial power requirements, diesel generators will have to be installed, or arrangements will have to be made to fund the extension of the power grid from Paranatinga which is located 120 kilometers to the south of the project area.

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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce.  However, at January 31, 2016, we had no interest in the Batovi Diamond Project or in any other diamond exploration property, and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun.  Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

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

Country Risk

We are subject to market risk related to our operations in our operations in foreign jurisdictions.  We are party to a Joint Venture Agreement with Mineracao Batovi dated November 20, 2014, which contemplates our Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project in Brazil.  We have also entered into the Loan Agreement with Blendcore and Petaquilla Gold in relation to the start up of processing of stockpiled ore at Petaquilla Gold’s Molejon Gold Mine in the Republic of Panama.  Foreign countries expose our Company to risks that may not otherwise be experienced if our operations were domestic. The risks include, but are not limited to, environmental protection, land use, water use, health safety, labor, restrictions on production, price controls, currency remittance, and maintenance of mineral tenure and expropriation of property. For example, changes to regulations in Brazil relating to royalties, allowable production, importing and exporting of diamonds and environmental protection, may result in our Company not receiving an adequate return on investment capital.

Although the operating environments in Brazil and Panama are considered more favourably compared to those in other developing countries, there are still political risks. These risks include, but are not limited to: terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation and labor unrest.  Changes in mining or investment policies or shifts in political attitudes in these countries may also adversely affect our Company's business. In addition, there may be greater exposure to a risk of corruption and bribery (including possible prosecution under the federal Corruption of Foreign Public Officials Act).  Also, in the event of a dispute arising in foreign operations, our Company may be subject to the exclusive jurisdiction of foreign courts and may be hindered or prevented from enforcing its rights. Furthermore, it is possible that future changes in taxes in any of the countries in which our Company operates will adversely affect our Company's operations and economic returns.

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

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock.  Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us.  There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us.  You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

Risks Related to Our Company and Business

Evaluating our future performance may be difficult since we are a shell company with negative cash flow and accumulated deficit to date.

We have entered into a Joint Venture Agreement dated November 20, 2014 pursuant to which we are required to contribute $1,000,000 in cash to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 20% equity interest in Mineracao Batovi.  However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through January 31, 2016, we have incurred a net loss of $5,872,650.  As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

Success in diamond exploration and gold mining is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program.  Even if an exploration program is successful and commercially recoverable diamond- or gold-bearing ore bodies are established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the diamonds cease to be economically recoverable.

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

In regards to the Loan Agreement with Blendcore and Petaquilla Gold, our Company bears the risk that production will not recover sufficient quantities of gold to cover the repayment of the loan, in either the Initial Royalty term or, if needed, the extended Royalty term.  The loan has been guaranteed by the title holder of the property, and is secured by a first charge over that portion of stock piled ore on the title holder’s mine site.  Should the agreement reach this point, our Company would bear the risks of having to process the stock piled ore including, without limitation (i) the particular attributes, including material changes to those attributes, of the stock pile such as recovery rates and ability to procure infrastructure to process it; ii) the market price of gold, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, taxes, land tenure and transportation.

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

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of January 31, 2016.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

10.3
Employment Agreement dated October 16, 2014 by and between Diamante Minerals, Inc. and Chad Ulansky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.4
Option Agreement dated as of October 16, 2014 between Diamante Minerals, Inc. and Robert Faber (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.5
Option Agreement dated as of October 16 Chad Ulansky, 2014 between Diamante Minerals, Inc. and Binyamin Gordon (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.6
Joint Venture Agreement dated November 20, 2014 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 11, 2014)

10.7
Letter agreement dated February 27, 2015 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 12, 2015)

10.8
Loan Agreement among Diamante Minerals, Inc., Blendcore LLC, and Petaquilla Gold, S.A., dated January 22, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 3, 2016)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-K filed with the SEC on October 29, 2013)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13(a)-14(a)/15(d)-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculations

101.DEF	XBRL Taxonomy Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMANTE MINERALS INC.
(Registrant)

Dated: March 11, 2016	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive Officer)