Form 10-Q
period 2016-04-30
DIAMANTE MINERALS, INC.
filed 2016-06-03
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of June 3, 2016, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

April 30, 2016

DIAMANTE MINERALS, INC.
Condensed Balance Sheets
(Expressed in US Dollars)

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash	$415,005	$734,386
Prepaid expenses	560	-
Derivative asset (Note 8)	215,000	-
Total Current Assets	630,565	734,386

Prepaid Investment (Note 9)	7,992,000	7,992,000

TOTAL ASSETS	$8,622,565	$8,726,386

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$15,504	$12,223
Due to related parties (Note 6)	306,605	154,756
Total Current Liabilities	322,109	166,979

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized, 52,042,286 (July 31, 2015 - 52,042,286) shares issued and outstanding (Note 3)	52,042	52,042
Additional paid-in capital (Note 3)	8,954,269	14,145,391
Accumulated deficit	(705,855)	(5,638,026)
Total Stockholders’ Equity	8,300,456	8,559,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,622,565	$8,726,386

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Operations
(Unaudited – Expressed in US Dollars)

	Three months ended		Nine months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	7,190	8,581	24,969	12,570
Management fees	(20,315)	100,000	151,849	216,667
Professional fees	37,452	11,658	82,133	150,885
Share-based expenses (Note 4)	-	-	-	5,191,122
TOTAL OPERATING EXPENSES	24,327	120,239	258,951	5,571,244
LOSS FROM OPERATIONS	(24,327)	(120,239)	(258,951)	(5,571,244)
OTHER INCOME AND LOSS
Interest income	-	-	-	554
TOTAL OTHER INCOME AND LOSS	-	-	-	554
LOSS BEFORE INCOME TAXES	(24,327)	(120,239)	(258,951)	(5,570,690)
Provision for income taxes	-	-	-	-
LOSS	$(24,327)	$(120,239)	$(258,951)	$(5,570,690)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.11)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	52,042,286	52,042,286	50,939,892

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Changes in Stockholders’ Equity
(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2015	52,042,286	$52,042	$14,145,391	$(5,638,026)	$8,559,407

Reserves transferred on expiration of stock options	-	-	(5,191,122)	5,191,122	-
Loss for the period	-	-	-	(258,951)	(258,951)
Balance at April 30, 2016	52,042,286	$52,042	$8,954,269	$(705,855)	$8,300,456

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Condensed Statements of Cash Flows
(Unaudited – Expressed in US Dollars)

	Nine months ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss	$(258,951)	$(5,570,690)
Adjustments to reconcile loss to
net cash used by operating activities:
Common stock issued for service	-	15,221
Share-based expenses	-	5,191,122
Management fees	151,849	216,667
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(560)	709
Increase (decrease) in accounts payable and accrued liabilities	3,281	(3,199)
Net cash used in operating activities	(104,381)	(150,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Funds loaned to Panama project	(215,000)	-
Net cash used in investing activities	(215,000)	-

Net change in cash	(319,381)	(150,170)
Cash - beginning of period	734,386	915,853

Cash - end of period	$415,005	$765,683

Non-cash financing and investing activities
Reserves transferred on expiration of stock options	$5,191,122	$-
Common stock issued for prepaid investment	$-	$7,992,000

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.
Notes to Unaudited Condensed Financial Statements
April 30, 2016
(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date.  For the period from inception on October 26, 2010 to April 30, 2016, the Company has accumulated losses of $705,855.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2015 audited financial statements.  The results of operations for the period ended April 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at April 30, 2016 and for the nine months ended April 30, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q.  Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.

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

Issued and Outstanding Stock

There were 52,042,286 shares of common stock issued and outstanding as at April 30, 2016 and July 31, 2015.

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

On October 16, 2014, the Company granted Robert Faber, the former sole officer and director of the Company an option (the “Option”) to purchase all, or any portion of, 200,000 shares of common stock at $1.25 per common stock pursuant to an Option Agreement. Mr. Faber’s Option expired on April 16, 2016 without being exercised.

On October 16, 2014, the Company also granted Binyamin Gordon an option to purchase all, or any portion of, 2,500,000 shares of common stock at $1.25 per common stock pursuant to an Option Agreement. Mr. Gordon’s options expired on April 16, 2016 without being exercised.

During the period ending April 30, 2015, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%
Risk-free interest rate – 0.23%
Expected life – 18 months
Dividend yield – nil
Share price - $2.70 per share
Exercise price - $1.25 per share

At April 30, 2016, the Company had no options outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an employment agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years.  As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the CEO Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter.  As at April 30, 2016, $249,476 (July 31, 2015 – $149,249) has been accrued in due to related parties, which equates to 1,018,267 (July 31, 2015 – 233,201) shares if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an employment agreement (the “CFO Employment Agreement”, and together with the CEO Employment Agreement, the “Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years.  As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the CFO Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at April 30, 2016, $57,129 (July 31, 2015 – $5,507) has been accrued in due to related parties, which equates to 233,180 shares (July 31, 2015 – 8,605) if Ms. Irons were to leave the Company.

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

During the nine month period ended April 30, 2016 the Company recorded $151,849 as management fee and due to related party, which equates to 1,009,618 shares.

The Company has no other commitments or contingencies as at April 30, 2016 and July 31, 2015.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at April 30, 2016, the cumulative $249,476 in management fees earned by the Chief Executive Officer and the $57,129 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties.

Included in accounts payable and accrued liabilities is $8,154 (July 31, 2015 – nil) in amounts due to companies with common management.

NOTE 7 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended April 30, 2016, the Company incurred a loss of $258,951. As at April 30, 2016, the Company had an accumulated deficit of $705,855 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2016.

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

NOTE 8 - LOAN TO OPERATOR OF MOLEJON GOLD MINE PROJECT

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

The changes in the estimated fair value from the derivative along with cash receipts each reporting period are presented together on the Statement of Income as a component of revenue under the caption, “Derivative – change in fair value”.  As at the period ended April 30, 2016, there has been no material change in the estimated fair value of the derivative.

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

NOTE 9 - BATOVI DIAMOND PROJECT

On November 20, 2014, the Company entered into a formal joint venture agreement (the “Joint Venture Agreement”) with Mineracao Batovi Ltda (“Mineracao Batovi”) which contemplates the Company acquiring partial ownership in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.  Pursuant to the Joint Venture Agreement, the Company must contribute $1,000,000 in cash to Mineracao Batovi in order to acquire a 20% equity interest.  The Company may earn an additional 29% equity interest in Mineracao Batovi by funding $2,000,000 of exploration expenses no later than November 20, 2017.  As at the date of these financial statements, the Company has insufficient financial resources to complete the acquisition of its initial 20% equity interest in Mineracao Batovi.

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

The parties originally agreed to cause Mineracao Batovi to engage Kel-Ex, a privately-held British Columbia corporation that is under common control with Mineracao Batovi, to carry out exploration activities on the Batovi Diamond Project in accordance with approved budgets.  As the operator of the project, Kel-Ex would have been entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month periods ended April 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the nine month periods ended April 30, 2016 and 2015. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2015, filed with the Securities and Exchange Commission on October 14, 2015.

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

Results of Operations

We have generated no revenues since inception and have incurred $258,951 in expenses during the nine months ended April 30, 2016.

The following table provides selected financial data about our Company for the nine months ended April 30, 2016 and the year ended July 31, 2015.

Balance Sheet Date	April 30, 2016	July 31, 2015

Cash	$415,005	$734,386
Total Assets	$8,622,565	$8,726,386
Total Liabilities	$322,109	$166,979
Stockholders’ Equity	$8,300,456	$8,559,407

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

Liquidity and Capital Resources

Working Capital

	April 30, 2016	July 31, 2015

Current Assets	$630,565	$734,386
Current Liabilities	322,109	166,979
Working Capital	$308,456	$567,407

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2016	April 30, 2016
Cash Flows used in Operating Activities	$(104,381)	$(150,170)
Cash Flows used in Investing Activities	(215,000)	-
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(319,381)	$(150,170)

As at April 30, 2016, our Company’s cash balance was $415,005 compared to $734,386 as at July 31, 2015. The decrease in cash was primarily due to cash used in investing activities, specifically the Loan to Blendcore, as well as cash used in operations.

As at April 30, 2016, our Company had total liabilities of $322,109 compared with total liabilities of $166,979 as at July 31, 2015. The increase in total liabilities was primarily attributed to management fees accrued pursuant to the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at April 30, 2016, our Company had working capital of $308,456 compared with working capital of $567,407 as at July 31, 2015. The decrease in working capital was primarily attributed to management fees accrued during the period.

Cash Flow from Operating Activities

During the nine months ended April 30, 2016, our Company used $104,381 in cash from operating activities compared to cash used by operating activities of $150,170 during the nine months months ended April 30, 2015.

Cash Flow from Investing Activities

During the nine months ended April 30, 2016, our Company used $215,000 cash for investing activities.  This was comprised entirely of loan advances to Blendcore, as operator, to fund that start up of processing of stockpiled ore at Petaquilla Gold’s Molejon Gold Mine.  During the nine months ended April 30, 2015, $nil funds were used for investing activity.

Cash Flow from Financing Activities

During the nine months ended April 30, 2016 and 2015, our Company used $nil cash for financing activities.

For the three months ended April 30, 2016 and 2015

Revenues

Our Company did not generate any revenues during the three months ended April 30, 2016 and 2015.

Total operating expenses

For the three months ended April 30, 2016, total operating expenses were $24,327, which included general and administrative expenses of $7,190, management fee adjustment (decrease) of $20,315, and professional fees of $37,452.

For the three months ended April 30, 2015, total operating expenses were $120,239, which included general and administrative expenses of $8,581, management fees of $100,000, and professional fees of $11,658.

Loss

For the three months ended April 30, 2016, our Company had a loss of $24,327, as compared to a loss for the three months ended April 30, 2015 of $120,239.  General and administrative costs during these periods have remained fairly consistent.  In the current period, our Company recorded a recovery of management fees due to a decline in the fair market value of the stock price; as total accrued management fees are based on this price, there was a decrease in the total amount owing to the CEO and the CFO under their respective employment agreements.  In the prior period, management fees were comprised of the amounts issued, with no resulting decrease.  There were increased professional costs in the three months ended April 30, 2016 due to additional legal fees relating to the Petaquilla loan and to preparation of enhanced disclosure about the Batovi Diamond Project for inclusion in our quarterly report on Form 10-Q for the period ended January 31, 2016 in response to guidance received from Staff at the Securities and Exchange Commission.

For the nine months ended April 30, 2016 and 2015

Revenues

Our Company did not generate any revenues during the nine months ended April 30, 2016 and 2015.

Total operating expenses

For the nine months ended April 30, 2016, total operating expenses were $258,951, which included general and administrative expenses of $24,969, management fees of $151,849, and professional fees of $82,133.

For the nine months ended April 30, 2015, total operating expenses were $5,571,244, which included general and administrative expenses of $12,570, management fees of $216,667, professional fees of $150,885, and share-based expense of $5,191,122.

Other income and loss

For the nine months ended April 30, 2015, the Company received $554 interest from cash deposited in bank.  No such interest was received in the nine months ended April 30, 2016.

Loss

For the nine months ended April 30, 2016, our Company had a loss of $258,951, as compared to a loss for the nine months ended April 30, 2015 of $5,570,690.  The Company incurred increased general and administrative costs due to the change in management and locations; as the Company has become more active, it now shares office space and costs, resulting in increased office expenses.  The decrease in management fees relates to changes in the market value of the shares issued under the employment agreements with our Chief Executive Officer and our Chief Financial Officer.  There were increased professional costs in the nine months ended April 30, 2015 due to additional legal fees in transferring over the management of the Company.   For the period October 26, 2010 (inception) to April 30, 2016, the Company incurred a net loss of $705,855.

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
BRAZILIAN HIGHLAND
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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce.  However, at April 30, 2016, we had no interest in the Batovi Diamond Project or in any other diamond exploration property, and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun.  Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

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

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have entered into a Joint Venture Agreement dated November 20, 2014 pursuant to which we are required to contribute $1,000,000 in cash to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 20% equity interest in Mineracao Batovi.  However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through April 30, 2016, we have incurred a net loss of $705,855.  As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of April 30, 2016.  Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders.  Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: June 3, 2016	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive Officer)