Form 10-K
period 2016-07-31
DIAMANTE MINERALS, INC.
filed 2016-10-31
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

As of October 28, 2016, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-K

FOR THE YEAR ENDED JULY 31, 2016

PART I

As used in this Annual Report on Form 10K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Diamante Minerals, Inc., unless the context otherwise indicates.

Our Company qualifies as an “emerging growth company” as defined in section 3(a) of the Exchange Act, and we will continue to qualify as an “emerging growth company” until the earliest to occur of: (a) the last day of the fiscal year during which our Company has total annual gross revenues of US$1,000,000,000 (as such amount is indexed for inflation every 5 years by the Securities and Exchange Commission) or more; (b) the last day of the fiscal year of our Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the United States Securities Act of 1933, as amended; (c) the date on which our Company has, during the previous 3-year period, issued more than US$1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer”, as defined in Exchange Act Rule 12b–2. We filed a registration statement on Form S-1 under the Securities Act on November 8, 2012, which was declared effective by the SEC on March 11, 2013. Therefore, we will continue to qualify as an emerging growth company only until July 31, 2018 (being the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock pursuant to the Form S-1, unless we otherwise cease to qualify as an emerging growth company.

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

Item 1. Business.

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

As discussed elsewhere in this annual report, pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. Our royalty right is contingent on our advancing to Blendcore LLC, as borrower and as the operator of certain proposed operations at the Molejon Gold Mine, the final tranche of a loan in the total principal amount of $250,000. The funds are to be advanced in accordance with a budget for the restart of processing of stockpiled ore at the Mine, which has been annexed to the loan agreement dated January 22, 2016 among our Company, Blendcore and Petaquilla Minerals’ subsidiary, Petaquilla Gold, S.A. As of July 31, 2016, our Company had advanced $215,000 to Blendcore under the loan agreement.

We currently have no interests in any other mineral exploration projects, and we are a shell company for the purposes of the Securities Act of 1933, as amended.

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

Intellectual Property

We have no intellectual property.

Employees

We have no employees other than our executive officer, who is our sole director, and our chief financial officer. All functions including development, strategy, negotiations and administration are currently being provided by our executive officer.

Item 1A. Risk Factors

We have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by usor by persons acting on our behalf.

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

We have entered into a Joint Venture Agreement dated November 20, 2014 pursuant to which we are required to contribute $1,000,000 in cash to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 20% equity interest in Mineracao Batovi. However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through July 31, 2016, we have incurred a net loss of $1,440,558. As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

There is no assurance that we will be successful in securing financing, and substantial doubt exists as to our ability to continue our operations over the next twelve months.

The continuation of our Company as a going concern is dependent upon our ability to obtain adequate financing. We anticipate that we will need $2,400,000 to fund the next 12 months of our operations, which amount includes the $1,000,000 in cash that we would have to contribute to Mineracao Batovi in order to earn our initial 20% interest in that company, and the balance of $35,000 that we have agreed to advance to Blendcore LLC as part of a loan in the total principal amount of $250,000. However, given our limited financial and operating history and our status as a shell company, there is no assurance that we will be successful in securing any form of financing. Accordingly, substantial doubt exists as to whether we will be able to continue our operations over the next twelve months.

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

Success in diamond exploration and mining is dependent on many factors, including, without limitation, the experience and capabilities of a company’s management, the availability of geological expertise and the availability of sufficient funds to conduct the exploration program. Even if an exploration program is successful and commercially recoverable diamond- or gold-bearing ore bodies are established, it may take a number of years from the initial phases of drilling and identification of the mineralization until extraction is possible, during which time the economic feasibility of extraction may change such that the diamonds cease to be economically recoverable.

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

Our ability to earn a royalty in respect of gold produced from the Molejon Gold Mine is subject to certain risks and contingencies, including the ability of the operator to recover sufficient quantities of gold from stockpiled ore over the life of the royalty from the planned processing operations.

In regards to the Loan Agreement with Blendcore and Petaquilla Gold, our Company bears the risk that the planned processing of stockpiled ore at the Molejon Gold Mine will not recover sufficient quantities of gold to cover the repayment of the loan, in either the initial royalty term or, if needed, the extended royalty term. The loan has been guaranteed by Petaquilla Gold, as the title holder of the property, and is secured by a first charge over that portion of stockpiled ore on the title holder’s mine site. Should the agreement reach this point, our Company would bear the same risks faced by Blendcore and Petaquilla Gold, as operator and title holder, respectively, of having to process the stockpiled ore including, without limitation (i) the particular attributes, including material changes to those attributes, of the stockpile such as recovery rates and ability to procure infrastructure to process it; (ii) the market price of gold, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, taxes, land tenure and transportation.

Petaquilla Minerals Ltd., the indirect owner of the Molejon Gold Mine, was delisted from the Toronto Stock Exchange in 2015 and has had its registration under section 12 of the Exchange Act revoked. It is unclear what impact, if any, Petaquilla Minerals’ circumstances – including any potential solvency issues - will have on the planned ore processing operations at the Molejon Gold Mine, or on Petaquilla Gold’s interests in the Molegjon Gold Mine.

Petaquilla Gold, the owner of minerals sourced from the Molejon Gold Mine, is a subsidiary of Petaquilla Minerals Ltd., a British Columbia company whose common shares were delisted from the Toronto Stock Exchange in 2015, and whose registration under the Exchange Act was revoked by the SEC on September 23, 2016 pursuant to section 12(j) of the Exchange Act. Petaquilla Minerals’ ability to continue as a going concern is unclear to our Company’s management, and it is unclear what impact, if any, Petaquilla Minerals’ circumstances – including any potential solvency issues - will have on the planned ore processing operations at the Molejon Gold Mine, and whether Petaquilla Gold’s interests in the Molejon Gold Mine will be subject to claims by third parties.

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

Our sole director, who also serves as our Chief Executive Officer, and our Chief Financial Officer are involved in other business ventures including similar capacities with other private or publicly-traded companies. Such individuals may have significant responsibilities to these other business ventures, including consulting relationships, which may require significant amounts of their available time. Conflicts of interest may include decisions on how much time to devote to our business affairs and what business opportunities should be presented to us. For example, a conflict of interest might arise where our sole director or our Chief Financial Officer becomes aware of a corporate opportunity that would be interest not only to our Company, but also to another mining company of which he or she is also a director or officer; or it is foreseeable that our Company could become involved in a mineral property option or joint venture agreement in respect of a mineral exploration or mine development project in which such a company holds an interest. For a description of the directorships and/or offices held by our sole director and our Chief Financial Officer in other companies engaged in natural resource exploration and development and related industries, please see the discussion under the heading, “Directors, Executive Officers and Corporate Governance - Directors and Executive Officers.”

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

Our sole director, who also serves as our Chief Executive Officer, and our Chief Financial Officer are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons' assets are located outside of the U.S. As a result, it may be difficult for investors to effect service of process on such director and officers, or enforce within the U.S. any judgments obtained against such director and officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Consequently, stockholders may be effectively prevented from pursuing remedies against such director and officers under U.S. federal securities laws. In addition, stockholders may not be able to commence an action in a Canadian court predicated upon the civil liability provisions under U.S. federal securities laws.

Our management has determined that our disclosure controls and procedures, and our internal control over financial reporting are not effective. In any event disclosure controls and procedures and internal control over financial reporting, no matter how well designed and operated, are designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness.

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Our management has concluded that our disclosure controls and procedures, and our internal control over financial reporting, were ineffective as of the end of our fiscal year ended July 31, 2016. In any event, any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness. Our failure to maintain effective disclosure controls and procedures may result in our inability to continue meeting our reporting obligations in a timely manner, qualified audit opinions or restatements of our financial reports, any one of which may affect the market price for our common stock and our ability to access the capital markets.

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

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of October 28, 2016. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 203 – 1634 Harvey Ave, Kelowna, BC, Canada, V1Y 6G2. We believe that this office space will be adequate for the foreseeable future.

As described under the heading “Plan of Operation” below, our Company has entered into a definitive Joint Venture Agreement with Mineracao Batovi pursuant to which we may acquire up to a 75% interest in the Batovi Diamond Project. This project covers 21 claims held by Mineraco Batovi as federal exploration licenses, covering a total area of approximately 109,688 hectares, as more particularly described in the following table and map:

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

				109,687.58

10

866.544/2011
866.545/2011
866.566/2011
866.568/2011
866.467/2011
866.574/2011
866.573/2011
867.453/2010
866.563/2011
866.562/2011
866.468/2011
866.564/2011
866.572/2011
866.560/2011
866.565/2011
866.561/2011
866.567/2011
866.469/2011
866.570/2011
866.569/2011
866.571/2011
BRAZIL
COLOMBIA
SUR
BOLIVIA
ANDES
BRAZILIAN HIGHLANDS
Rio de
São Paulo
Batovi Project

Legend

Mineral Claims

Rivers

0 500 1,000 2,000 3,000 4,000 Km

Diamante Minerals Inc.

Batovi Project

Central Brazil

Mineral Claims

Datum: WGS 1984

Date: Jan 26 2016

Scale: 1:350,000

Figure: 1

We currently hold no direct or indirect interest in the Batovi Diamond Project. Pursuant to the Joint Venture Agreement, we are required to contribute $1,000,000 in cash to Mineracao Batovi in order to acquire our initial 20% equity interest in that company. As Mineracao Batovi holds the rights to the Batovi Diamond Project, our interest in the Batovi Diamond Project would be limited to our shareholdings in Mineracao Batovi.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTCQB under the symbol "OCOO" since July 29, 2013 and "DIMN" subsequent to April 2014 in connection with the forward split. Prior to July 29, 2014, there was no active market for our common stock.

The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTCQB on a quarterly basis for the periods indicated, as reported by OTC Markets Group. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	High	Low
July 31, 2016	$0.46	$0.17
April 30, 2016	$0.55	$0.18
January 31, 2016	$0.8499	$0.3651
October 31, 2015	$0.64	$0.2501
July 31, 2015	$1.20	$0.4303
April 30, 2015	$2.29	$0.90
January 31, 2015	$3.09	$1.01
October 31, 2014	$3.16	$1.73

The last reported bid price of our common stock on the OTCQB on October 27, 2016 was $0.1843.

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

Holders

As of October 28, 2016, there were 52,042,286 shares of common stock issued and outstanding, which were held by 27 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

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

On January 22, 2016, we entered into a loan agreement (the “Loan Agreement”) with Blendcore LLC, a Delaware corporation (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), pursuant to which our Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”). Petaquilla Gold, as the owner of minerals sourced from the Molejon Gold Mine located in Donoso District, Colon Province of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. Petaquilla Gold is a subsidiary of Petaquilla Minerals Ltd., a British Columbia company whose common shares were delisted from the Toronto Stock Exchange in 2015, and whose registration under the Exchange Act was revoked by the SEC on September 23, 2016 pursuant to section 12(j) of the Exchange Act.

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

Pursuant to the terms of the Loan Agreement, the Loan is to be advanced in three tranches as follows:

  $50,000 was advanced upon execution of the Loan Agreement;
  $100,000 was required to be advanced within 2 weeks from the execution of the Loan Agreement, and was in fact advanced on January 27, 2016; and
  $100,000 will be advanced as required in accordance with the Budget.

As of July 31, 2016, we had advanced $215,000 to Blendcore under the Loan Agreement.

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

Limited Operating History; Need for Additional Capital

As discussed below under the heading, “Liquidity and Capital Resources,” we will be unable to earn our initial 20% equity interest Mineracao Batovi, or to pay the additional $1,400,000 in expenditures that we anticipate will be required within 12 months of acquiring such interest to advance the Batovi Diamond Project, if we are unable to source additional financing.

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

Results of Operations

We have generated no revenues since inception and have incurred $963,470 in operating expenses for the fiscal year ended July 31, 2016.

The following table provides selected financial data for the years ended July 31, 2016 and July 31, 2015.

Balance Sheet Data

Balance Sheet Date	July 31, 2016	July 31, 2015

Cash	$390,660	$734,386
Total Assets	$8,382,920	$8,726,386
Total Liabilities	$817,167	$166,979
Stockholders’ Equity	$7,565,754	$8,559,407

For the years ended July 31, 2016 and July 31, 2015

Revenues

The Company is a shell company and did not generate any revenues during the years ended July 31, 2016 and July 31, 2015.

Total operating expenses

For the year ended July 31, 2016, total operating expenses were $748,470, comprised of general and administrative expenses of $35,857, management fees of $602,242, and professional fees in the amount of $110,555. For the year ended July 31, 2015, total operating expenses were $5,552,579, comprised of general and administrative expenses of $22,408, management fees of $184,293, professional fees of $184,293 and stock based compensation of $5,191,122.

Net loss

For the year ended July 31, 2016, the Company had a net loss of $993,654, as compared to a net loss for the year ended July 31, 2015 of $5,552,025. For the period October 26, 2010 (inception) to July 31, 2016, the Company incurred a net loss of $1,410,374.

Liquidity and Capital Resources

As of July 31, 2016, the Company had a cash balance of $390,660. Unless we are able to source additional financing, we will be unable to fund the $1,000,000 cash contribution that we required to make to Mineracao Batovi in order to earn our initial 20% equity interest in that company, or to pay the additional $1,400,000 in expenditures that we anticipate will be required within 12 months of acquiring such interest to advance the Batovi Diamond Project. There can be no assurance that additional capital will be available to the Company.

If we are unable to fund the $1,000,000 cash contribution to Mineracao Batovi, we believe that we would have sufficient working capital for the next 12 months. We would, in that case, have sufficient capital resources to fund the balance of $35,000 to be advanced under our loan agreement with Blendcore, as borrower, and Petaquilla Gold, and to meet our other working capital needs. However, we would be precluded from acquiring our initial 20% equity interest in Mineracao Batovi. Further, our ability to earn an additional 29% equity interest in Mineracao Batovi (for a total 49% equity interest) is contingent on our ability to fund a further $2,000,000 of exploration expenses no later than November 20, 2017.

Cash Flows

	Twelve Months Ended	Twelve Months Ended
	July 31, 2016	July 31, 2015
Cash Flows used in Operating Activities	$(128,726)	$(181,467)
Cash Flows provided by (used in) Investing Activities	(215,000)	-
Cash Flows provided by Financing Activities	-	-
Net (decrease) increase in Cash During the Period	$(343,726)	$(181,467)

As of July 31, 2016, the Company had a cash balance of $390,660 compared to $734,386 as of July 31, 2015. The decrease in cash was due to Company expenditures during the year; no funds were brought into the Company during the year.

As of July 31, 2016, the Company had total liabilities of $756,997 compared with total liabilities of $166,979 as of July 31, 2015. The increase in total liabilities was primarily attributed to management fees payable.

As of July 31, 2016, the Company had working capital deficiency of $426,247 compared with working capital of $567,407 as of July 31, 2015. The decrease in working capital was attributed to the decrease in cash and the increase in management fees payable.

Cash Flow from Operating Activities

During the year ended July 31, 2016, the Company used $128,726 in cash from operating activities compared to cash used by operating activities of $181,467 during the year ended July 31, 2015.

Cash Flow from Investing Activities

During the year ended July 31, 2016, the Company used $215,000 in cash from investing activities; the Company used no cash for investing activities in the year ended July 31, 2015.

Cash Flow from Financing Activities

During the years ended July 31, 2016 and 2015, the Company received no cash from financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern Consideration

As at July 31, 2016, the Company has a loss from operations of $993,654 and an accumulated deficit of $1,440,558 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2016. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. We may in the future attempt to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. There is no assurance we will ever be successful doing so.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $390,660 and $734,386 in cash and cash equivalents at July 31, 2016 and 2015, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

The financial statement information for the fiscal year ended July 31, 2016 as listed below are included beginning on page F-1 of this Form 10-K:

· Report of Independent Registered Public Accounting Firm

· Balance Sheets

· Statement of Operations

· Statements of Shareholders’ Equity

· Statements of Cash Flow

· Notes to Financial Statements

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

As of July 31, 2016, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer) concluded that our disclosure controls and procedures were not effective as of July 31, 2016, the end of the period covered by this Annual Report.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of July 31, 2016, our internal control over financial reporting was not effective due to the existence of the material weaknesses as of July 31, 2016, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

· Because the company consists of one person who acts as the sole director, there are limited controls over information processing.

· There is an inadequate segregation of duties consistent with control objectives. Our Company's management is composed of only two people, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

· The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

· There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemptions provided to issuers that are smaller reporting companies or emerging growth companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of our current board member and executive officer.

Name and Business Address	Age	Position
Chad Ulansky	42	President, Chief Executive Officer, Treasuer, Secretary, and Director
Jennifer Irons	35	Chief Financial Officer

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
  compliance with applicable governmental laws, rules and regulations;
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than 10% of our equity securities (each a "Reporting Person") to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended July 31, 2016, the Reporting Persons were compliant with their respective obligations under section 16(a) of the Exchange Act.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chad Ulansky	2016	0	0	0	0	0	460,144(1)	0	460,144
Jennifer Irons	2016	0	0	0	0	0	142,098(2)	0	142,098
Chad Ulansky	2015	0	0	0	0	0	149,249(1)	0	149,249
Jennifer Irons	2015	0	0	0	0	0	5,507(2)	0	5,507

(1) Mr. Chad Ulansky, an officer and director from October 2014 received compensation comprised of a deferred share unit plan as described below. Mr. Ulansky is the Chief Executive Officer and sole director of the Company.

(2) Ms. Jennifer Irons is the Chief Financial Officer as of July 12, 2015; compensation is comprised of a deferred share unit plan as described below.

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

Outstanding Equity Awards

Since our incorporation on October 19, 2010, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards, other than the options to purchase 200,000 options granted to Mr. Faber, a former director; these options expired on March 17, 2016.

Compensation of Directors

Since our incorporation on October 19, 2010, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for services as directors or for committee participation or special assignments..

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 28, 2016, the number of shares of common stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 52,042,286 shares of common stock outstanding as of October 28, 2016. Outside of the employment agreements with our CEO and CFO, we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Under the employment agreements, there are a total of 1,645,647 common shares issuable to the CEO and CFO. Unless otherwise indicated, the business address of each stockholder listed below is: c/o Diamante Minerals, Inc., 203 – 1634 Harvey Ave., Kelowna, British Columbia, Canada, V1Y 6G2.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Javier Gonzalez Ventarron 199 Residencial Senderos Torreon, Mexico 27018	4,900,000	9.42%
The Panama Fund World Trade Center Piso 7 Oficina 703, Panama City Panama	4,900,000	9.42%
Chad Ulansky, President, CEO, Secretary, Treasurer and Director (1) Element 29 Ventures Ltd. 203 – 1634 Harvey Avenue Kelowna, BC V1Y 6G2 Canada	4,680,000	8.99%
Kel-Ex Developments Ltd. 203 – 1634 Harvey Ave. Kelowna, BC V1Y 6G2 Canada	2,700,000	5.19%
All directors and executive officers as a group (two people)	4,680,000	8.99%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Management fees of $460,144 were accrued to Mr. Ulansky and $142,098 were accrued to Ms. Irons during the current fiscal year. Element paid $2,180 in cash expenses and vehicle rental on behalf of the Company; amounts were fully repaid by the Company in January and February 2016.

There were no other related party transactions.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Davidson & Co. LLP Chartered Accountants. The aggregate fees billed for the most recently completed fiscal year ended July 31, 2016 and the period ended July 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
Audit Fees (1)	$38,580	$15,200
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$22,418	$0
All Other Fees (4)	$0	$0

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

As of July 31, 2016, the Company did not have a formal documented preapproval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's fulltime, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

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

DIAMANTE MINERALS, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the Years Ended July 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Diamante Minerals Inc.

We have audited the accompanying financial statements of Diamante Minerals Inc. (the “Company”), which comprise the balance sheets as of July 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended July 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamante Minerals Inc. as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended July 31, 2016, and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Diamante Minerals Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Diamante Minerals Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 9, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 28, 2016

DIAMANTE MINERALS, INC.

Balance Sheets

(Expressed in US Dollars)

As at	July 31, 2016	July 31, 2015
ASSETS

Current Assets
Cash	$390,660	$734,386
Prepaid expense	260	–
Total Current Assets	390,920	734,386

Prepaid Investment (Note 10)	7,992,000	7,992,000

TOTAL ASSETS	$8,382,920	$8,726,386

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$60,169	$12,223
Due to related party (Note 6)	756,997	154,756
Total Current Liabilities	817,166	166,979

STOCKHOLDERS' EQUITY
Capital Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 (July31,2015–52,042,286)shares issued and outstanding, respectively (Note3)	52,042	52,042
Additional paid-in capital (Note 3)	8,954,269	14,145,391
Accumulated deficit	(1,440,557)	(5,638,026)
Total Stockholders’ Equity	7,565,754	8,559,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,382,920	$8,726,386

Commitments and contingencies (Note 6)

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Statements of Operations

(Expressed in US Dollars)

	Year ended
	July 31, 2016	July 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	35,857	22,408
Management fees	602,241	154,756
Professional fees	110,555	184,293
Share-based expenses (Note 4)	-	5,191,122
Tax filing penalties	30,000	-
TOTAL OPERATING EXPENSES	778,653	5,552,579
LOSS FROM OPERATIONS	(778,653)	(5,552,579)
OTHER INCOME AND LOSS
Bad debt expense (Note 5)	(215,000)	-
Interest income	-	554
TOTAL OTHER INCOME AND LOSS	(215,000)	554
LOSS BEFORE INCOME TAXES	(993,653)	(5,552,025)
Provision for income taxes	-	-
LOSS FOR THE YEAR	$(993,653)	$(5,552,025)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.11)
Basic and Diluted
Weighted Average Common Shares Outstanding	52,042,286	51,217,756

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Statements of Changes in Stockholders’ Equity

(Expressed in US Dollars)

	Number of Common Shares	Capital Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2014	49,333,332	$49,333	$949,757	$(86,001)	$913,089

Shares issued for exploration agreement (Note 3)	2,700,000	2,700	7,989,300	-	7,992,000
Shares issued for legal fees (Note 3)	8,954	9	15,212	-	15,221
Share-based expenses (Note 4)	-	-	5,191,122	-	5,191,122
Loss for the year	-	-	-	(5,552,025)	(5,552,025)
Balance at July 31, 2015	52,042,286	52,042	14,145,391	(5,638,026)	8,559,407

Reserves transferred on expired share-based expenses (Note 4)	-	-	(5,191,122)	5,191,122	-
Loss for the year	-	-	-	(993,653)	(993,653)
Balance at July 31, 2016	52,042,286	$52,042	$8,954,269	$(1,440,557)	$7,565,754

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(993,653)	$(5,552,025)
Adjustments to reconcile loss to
net cash used by operating activities:
Allowance set up for Panama loan receivable	215,000	-
Common shares issued for services	-	15,221
Share-based expenses	-	5,191,122
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(260)	2,435
Increase in accounts payable and accrued liabilities	47,946	7,024
Increase in due to related parties	602,241	154,756
Net cash used in operating activities	(128,726)	(181,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable funds advanced	(215,000)	-
Net cash used in investing activities	(215,000)	-

Net change in cash	(343,726)	(181,467)
Cash, beginning of year	734,386	915,853

Cash, end of year	$390,660	$734,386

Non-cash financing and investing activities
Common shares issued for prepaid investment	$-	$7,992,000

Supplement Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Notes to Audited Financial Statements

July 31, 2016 and 2015

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to July 31, 2016, the Company has accumulated losses of $1,440,557.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at July 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	July 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$390,660	$390,660	$-	$-
Derivative asset	-	-	-	-

Total	$390,660	$390,660	$-	$-

While it currently has $nil value, the Company’s derivative asset (note 5) represents a Level 3 asset.

Share-based expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). If options expire unexercised, any amounts vested and previously recorded are reclassified to deficit.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended
	July 31,	July 31,
	2016	2015
Net loss	$(993,654)	$(5,552,025)

Weighted average common shares outstanding (Basic)	52,042,286	51,217,756
Weighted average common shares outstanding (Diluted)	52,042,286	51,217,756

Net loss per share (Basic and Diluted)	$(0.02)	$(0.11)

Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding as at July 31, 2016.

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

In November 2015, FASB issued Accounting Standards Update (ASU) No, 201517 Income Taxes – Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted.

In January 2016, FASB issued Accounting Standards Update (ASU) No. 201601 Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) as follows:

•    Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

•   Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.

•   Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•   Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•   Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•   Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

      •   Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

This update is effective or fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 201602 Leases. The main difference of the update is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Under this update, lessees will now be required to recognize the assets and liabilities arising from leases on the balance sheet. The economics of leases can vary for a lessee and those economics should be reflected in the financial statements; as such a distinction between finance leases and operating leases has been retained. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted.

In March 2016, FASB issued Accounting Standards Update (ASU) No. 201609 Stock Based Compensation – Improvements to Employee Share-Based Payment Accounting. Under this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statements. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early application is permitted.

In August 2016, FASB issued Accounting Standards Updated (ASU) No. 201615 Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This updated addresses eight specific cash flows issues with the objective of reducing the existing diversity in practice.

  Debt prepayment or debt extinguishment costs
  Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
  Contingent consideration payments made after a business combination
  Proceeds from the settlement of insurance claims
  Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies
  Distributions received from equity method investees
  Beneficial interests in securitization transactions
  Separate identifiable cash flows and application of the predominance principle

This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On November 20, 2014, the Company issued 2,700,000 shares of common stock to Kel-Ex Development Ltd. (“Kel-Ex”) with a fair market value of $2.96 per share in connection with Kel-Ex’s involvement with the anticipated Batovi Diamond Project (Note 10).

On December 19, 2014, the Company issued 8,954 shares of common stock with a fair market value of $1.70 per share to DMH Stallard LLP as part of a settlement of legal fees.

There were 52,042,286 shares of common stock issued and outstanding as at July 31, 2015 and July 31, 2016.

NOTE 4 - SHARE-BASED EXPENSES

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

During the year ended July 31, 2015, the Company recorded $5,191,122 share-based expenses on the above granted options based on the following assumptions:

Annualized volatility – 123.73%

Risk-free interest rate – 0.23%

Expected life – 18 months

Dividend yield – nil

Share price – $2.70 per share

Exercise price – $1.25 per share

During the year ended July 31, 2016, these stock options expired without being exercised. As such, as at July 31, 2016, the Company had no options outstanding. A total of $5,191,122 was reclassified to deficit upon expiration.

NOTE 5 – BAD DEBT EXPENSE

On January 22, 2016, the Company entered into a loan agreement with Blendcore LLC, a Delaware corporation (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), which is a subsidiary of Petaquilla Minerals Ltd., a Canadian public company, pursuant to which the Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”). Petaquilla Gold, as the owner of the minerals sourced at the Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. In exchange for the provision of the Loan, the Company is entitled to a royalty of 12.5% on the first 1,000 ounces of gold produced per month for 12 months (the “Royalty period”). The Royalty Period is to commence once production ramps up to 1,000 ounces per month. For monthly production between 1,001 and 2,000 ounces of gold per month, the Company is to receive a reduced royalty of 5%. In addition to the royalty stream, the Company has the right of first option to provide funding for the expansion and development of the Mine. The Loan is to be forgiven provided that there are at least 12,000 ounces of gold produced during the Royalty Period. Upon the completion of the Royalty Period, the Company has the option to extend the royalty for a further 12 month period through the provision of a second $250,000 loan on substantially the same terms as the initial loan. This right shall survive the royalty agreement by a period of one year. As at July 31, 2016, the Company has advanced $215,000 to Blendcore LLC.

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

Allowance for Doubtful Account

At present, the gold mine has not been restarted. The Company has engaged the services of a legal firm in Panama to determine appropriate title to the claim and our course of action to receive the funds advanced. As such, an allowance for doubtful accounts equal to the amount of the loan has been recorded in the books for the year ended July 31, 2016.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years. As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in deferred shares units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at July 31, 2016, $609,392 (July 31, 2015 – $149,249) has been accrued in accounts payable, which equates to 1,324,767 shares (July 31, 2015 – 233,201) if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an Employment Agreement (the “CFO Employment Agreement”, together with the CEO Employment Agreement, known as “the Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years. As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at July 31, 2016, $147,605 (July 31, 2015 – $5,507) has been accrued in accounts payable, which equates to 320,880 shares (July 31, 2015 – $8,605) if Ms. Irons were to leave the Company.

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

During the year ended July 31, 2016, the Company recorded a total of $602,241 as management fee payable to related parties, which equates to 1,403,817 shares.

The Company has no other commitments or contingencies as at July 31, 2016 and 2015.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2016, the Company’s director invoiced $2,177 (year ended July 31, 2015 – $7,636) to the Company to cover the Company’s operating expenses. The balance was repaid in full in February 2016.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant shareholder of the Company, which shares the services of the Chief Financial Officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of the CEO and the CFO. During the year ended July 31, 2016, the related parties invoiced the Company for the following services and amounts:

	Year ended
	July 31, 2016	July 31, 2015

Administrative fees (10%)	$1,444	$119
Geological consulting fees	1,261	310
Shared office and administrative costs	9,237	290
Shared project expenditures	3,316	7,636
	$15,258	$8,355

	Year ended
	July 31, 2016	July 31, 2015

Element 29 Ventures Ltd.	$2,177	$7,636
Kel-Ex Developments Ltd.	8,664	719
Metalex Ventures Ltd.	4,417	-
	$15,258	$8,355

As at July 31, 2016, the following balances have been included within accounts payable:

	As at
	July 31, 2016	July 31, 2015

Kel-Ex Developments Ltd.	$5,341	$1,642
Metalex Ventures Ltd.	1,359	-
	$6,700	$1,642

As at July 31, 2016, $609,393 in management fees earned by the Chief Executive Officer pursuant to the CEO Employment Agreement was included as due to a related party (2015 – $149,249); $147,605 in management fees earned by the Chief Financial Officer pursuant to the CFO agreement was included as due to a related party (2015 – $5,507).

NOTE 8 - INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net the loss before provision for income taxes for the following reasons:

	July 31, 2016	July 31, 2015
Income tax expense at statutory rate	$(337,842)	$(1,887,689)
Valuation allowance	337,842	1,887,689
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2016	July 31, 2015
NOL carryover	$123,000	$99,000
Valuation allowance	(123,000)	(99,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $86,001 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

During the year ended July 31, 2016, it came to the attention of management that no tax filings had been submitted for the Company since its inception. While the Company had no taxable income and incurred no corporate taxes payable, there were certain reporting requirements that were not submitted by the appropriate deadlines. As such, the Company could potentially incur a $10,000 penalty for each of the 2012, 2013 and 2014 year ends, for a total of $30,000. The Company has filed a request to waive the penalties and, subsequent to year end, received notice of assessments for these tax years. The Company is in the process of filing an objection to these assessments; as such, this balance has not been accrued in the year-end financial statements.

NOTE 9 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2016, the Company incurred a net loss of $993,653. As at July 31, 2016, the Company had an accumulated deficit of $1,440,557 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

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

NOTE 10 – BATOVI DIAMOND PROJECT

On November 20, 2014, the Company entered into a formal joint venture agreement (the “Joint Venture Agreement”) with Mineracao Batovi Ltda (“Mineracao Batovi”) which contemplates the Company acquiring partial ownership in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project. Pursuant to the Joint Venture Agreement, the Company issued 2,700,000 fully paid and non-assessable common shares valued at $7,992,000. To complete the acquisition, the Company must contribute $1,000,000 in cash to Mineracao Batovi in return for a 20% equity interest. The Company may earn an additional 29% equity interest in Mineracao Batovi by funding $2,000,000 of exploration expenses no later than November 20, 2017.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: October 28, 2016	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, and sole director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2016
/s/ Chad Ulansky
Chad Ulansky

President, Secretary, and sole director (Principal Executive Officer)

44