Form 10-Q
period 2016-10-31
DIAMANTE MINERALS, INC.
filed 2016-12-12
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 12, 2016, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

All references in this Form 10-Q to the “Company”, “Diamante”, “Diamante Minerals”, “we” ,”us” ,or “our” are to Diamante Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2016 Form 10-K filed with the Securities and Exchange Commission on October 28, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2016

DIAMANTE MINERALS, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	October 31, 2016	July 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$326,402	$390,660
Prepaid expenses	-	260
Total Current Assets	326,402	390,920

Prepaid Investment (Note 9)	7,992,000	7,992,000

TOTAL ASSETS	$8,318,402	$8,382,920

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$31,863	$60,169
Due to related parties (Note 6)	396,028	756,997
Total Current Liabilities	427,891	817,166

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 (July 31, 2016 - 52,042,286) shares issued and outstanding (Note 3)	52,042	52,042
Additional paid-in capital (Note 3)	8,954,269	8,954,269
Accumulated deficit	(1,115,800)	(1,440,557)
Total Stockholders’ Equity	7,890,511	7,565,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,318,402	$8,382,920

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Operations

(Unaudited – Expressed in US Dollars)

	Three months ended
	October 31, 2016	October 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	5,012	8,656
Management fees (recovery)	(360,969)	121,505
Professional fees	31,200	30,738
TOTAL OPERATING EXPENSES	(324,757)	160,899
INCOME (LOSS) FROM OPERATIONS	324,757	(160,899)
OTHER INCOME AND LOSS
Interest income	-	-
TOTAL OTHER INCOME AND LOSS	-	-

INCOME (LOSS) BEFORE INCOME TAXES	324,757	(160,899)
Provision for income taxes	-	-

INCOME (LOSS)	$324,757	$(160,899)

Basic and Diluted Income (Loss) per Common Share	$0.01	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	52,042,286

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2016	52,042,286	$52,042	$8,954,269	$(1,440,557)	$7,565,754

Loss for the period	-	-	-	324,757	324,757
Balance at October 31, 2016	52,042,286	$52,042	$8,954,269	$(1,115,800)	$7,890,511

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Cash Flows

(Unaudited – Expressed in US Dollars)

	Three months ended
	October 31, 2016	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss)	$324,757	$(160,899)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Management fees (recovery)	(360,969)	121,504
Changes in operating assets and liabilities:
Decrease in prepaid expense	260	-
Increase (decrease) in accounts payable and accrued liabilities	(28,306)	11,552
Net cash used in operating activities	(64,258)	(27,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

Net change in cash	(64,258)	(27,843)
Cash - beginning of period	390,660	734,386

Cash - end of period	$326,402	$706,543

There were no financing or investing non-cash transactions during the periods ended October 31, 2016 and 2015.

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Notes to Unaudited Condensed Financial Statements

October 31, 2016

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to October 31, 2016, the Company has accumulated losses of $1,115,800.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2016 audited financial statements. The results of operations for the period ended October 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at October 31, 2016 and for the three months ended October 31, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

NOTE 3 - COMMON STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issued and Outstanding Stock

There were 52,042,286 shares of common stock issued and outstanding as at October 31, 2016 and July 31, 2016.

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

At October 31, 2016, the Company had no options outstanding.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an employment agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years. As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the CEO Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter. As at October 31, 2016, $315,175 (July 31, 2016 – $609,392) has been accrued in due to related parties, which equates to 1,760,750 (July 31, 2016 – 1,324,767) shares if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an employment agreement (the “CFO Employment Agreement”, and together with the CEO Employment Agreement, the “Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years. As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the CFO Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day WAP of the common shares of the Company at the end of each quarter. As at October 31, 2016, $80,853 (July 31, 2016 – $147,605) has been accrued in due to related parties, which equates to 451,695 shares (July 31, 2016 – 320,880) if Ms. Irons were to leave the Company.

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

During the three month period ended October 31, 2016 the Company recorded a recovery of $360,969 in management fee and due to related party; this was the result of a decrease in the value of the share price from the July 31, 2016 year end. During the three month period ended October 31, 2016, the Company issued 566,797 shares under the Employment Agreements.

The Company has no other commitments or contingencies as at October 31, 2016 and July 31, 2016.

NOTE 6 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is $2,541 (July 31, 2016 – $6,700) in amounts due to companies with common management.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant shareholder of the Company, which shares the services of the Chief Financial Officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of the CEO and the CFO. During the three month period ended October 31, 2016, the related parties invoiced the Company for the following services and amounts:

	Three month period ended
	October 31, 2016	October 31, 2015

Administrative fees (10%)	$161	$364
Shared office and administrative costs	2,953	1,210
Shared project expenditures	-	1,602

	$3,114	$3,176

	Three month period ended
	October 31, 2016	October 31, 2015

Kel-Ex Developments Ltd.	$1,664	$2,496
Metalex Ventures Ltd.	1,450	680

	$3,114	$3,176

As at October 31, 2016, the following balances have been included within accounts payable:

	As at
	July 31, 2016	July 31, 2016

Kel-Ex Developments Ltd.	$1,509	$5,341
Metalex Ventures Ltd.	1,032	1,359

	$2,541	$6,700

As at October 31, 2016, the cumulative $315,175 in management fees earned by the Chief Executive Officer and the $80,853 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties.

NOTE 7 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended October 31, 2016, the Company had income of $324,757, which is the result of a recovery of management costs. As at October 31, 2016, the Company had an accumulated deficit of $1,115,800 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

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

As at October 31, 2016, the Company has advanced $215,000 to Blendcore LLC.

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

The changes in the estimated fair value from the derivative along with cash receipts each reporting period are presented together on the Statement of Operations as a component of revenue under the caption, “Derivative – change in fair value”.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended October 31, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended October 31, 2016 and 2015. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2016, filed with the Securities and Exchange Commission on October 31, 2016.

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

Results of Operations

We have generated no revenues since inception and have a net recovery of costs of $324,757 during the three months ended October 31, 2016.

The following table provides selected financial data about our Company for the three months ended October 31, 2016 and the year ended July 31, 2016.

Balance Sheet Date	October 31, 2016	July 31, 2016

Cash	$326,402	$390,660
Total Assets	$8,318,402	$8,382,920
Total Liabilities	$427,891	$817,166
Stockholders’ Equity	$7,890,511	$7,565,754

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

As at October 31, 2016, we have advanced $215,000 to Blendcore LLC.

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

Liquidity and Capital Resources

Working Capital

	October 31, 2016	July 31, 2016

Current Assets	$326,402	$390,920
Current Liabilities	427,891	817,166
Working Capital Deficiency	$101,489	$426,246

Cash Flows

	Three Months Ended	Nine Months Ended
	October 31, 2016	April 30, 2016
Cash Flows used in Operating Activities	$(64,258)	$(27,843)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(64,258)	$(27,843)

As at October 31, 2016, our Company’s cash balance was $326,402 compared to $390,920 as at July 31, 2016. The decrease in cash was primarily due to cash used in operating activities, mainly legal costs associated with the Loan to Blendcore.

As at October 31, 2016, our Company had total liabilities of $427,891 compared with total liabilities of $817,166 as at July 31, 2016. The decrease in total liabilities was primarily attributed to a recovery of management fees pursuant to the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at October 31, 2016, our Company had working capital deficit of $101,489 compared with working capital deficit of $426,246 as at July 31, 2016. The decrease in working capital deficit was primarily attributed to management fees adjusted during the period.

Cash Flow from Operating Activities

During the three months ended October 31, 2016, our Company used $64,258 in cash from operating activities compared to cash used by operating activities of $27,843 during the three months ended October 31, 2015.

Cash Flow from Investing Activities

During the three months ended October 31, 2016 and 2015, $nil funds were used for investing activity.

Cash Flow from Financing Activities

During the three months ended October 31, 2016 and 2015, our Company used $nil cash for financing activities.

For the three months ended October 31, 2016 and 2015

Revenues

Our Company did not generate any revenues during the three months ended October 31, 2016 and 2015.

Total operating expenses

For the three months ended October 31, 2016, total operating expenses were a net recovery of $324,757, which included general and administrative expenses of $5,012, management fee recovery adjustment of $360,969, and professional fees of $31,200.

For the three months ended October 31, 2015, total operating expenses were $160,899, which included general and administrative expenses of $8,656, management fees of $121,505, and professional fees of $30,738.

Loss

For the three months ended October 31, 2016, our Company had income of $324,757, as compared to a loss for the three months ended October 31, 2015 of $160,899. General and administrative costs during these periods have decreased in the current year, due to lower staffing costs. In the current period, our Company recorded a recovery of management fees due to a decline in the fair market value of the stock price; as total accrued management fees are based on this price, there was a decrease in the total amount owing to the CEO and the CFO under their respective employment agreements. In the prior period, management fees were comprised of the amounts issued, with no resulting decrease. Professional fees during these periods have remained consistent.

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

54°10'0"W
54°0'0"W
866.544/2011
866.545/2011
866.566/2011
866.568/2011
866.467/2011
866.574/2011
866.573/2011
867.453/2010
866.563/2011
866.562/2011
866.468/2011
866.564/2011
866.572/2011
866.560/2011
866.565/2011
866.561/2011
866.567/2011
866.469/2011
866.570/2011
866.569/2011
866.571/2011
COLOMBIA
SUR
BRAZIL
BOLIVIA
ANDES
BRAZILIAN HIGHLANDS
Rio de
São Paulo
Batovi Project
Geographic, Esri, DeLorme,
HERE, UNEP-WCMC, USGS,
Legend
Mineral Claims
Rivers
N
S
W
E
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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce. However, at October 31, 2016, we had no interest in the Batovi Diamond Project or in any other diamond exploration property, and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun. Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

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

Country Risk

We are subject to market risk related to our operations in foreign jurisdictions. We are party to a Joint Venture Agreement with Mineracao Batovi dated November 20, 2014, which contemplates our Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project in Brazil. We have also entered into the Loan Agreement with Blendcore and Petaquilla Gold in relation to the start up of processing of stockpiled ore at Petaquilla Gold’s Molejon Gold Mine in the Republic of Panama.

Foreign countries expose our Company to risks that may not otherwise be experienced if our operations were domestic. The risks include, but are not limited to, those arising under local laws relating to environmental protection, land use, water use, health and safety, labor, restrictions on production, price controls, currency remittance, and maintenance of mineral tenure and expropriation of property. For example, changes to regulations in Brazil relating to royalties, allowable production, importing and exporting of diamonds and environmental protection, may result in our Company not receiving an adequate return on investment capital.

Although the operating environments in Brazil and Panama are considered more favourably compared to those in certain other developing countries, there are still political risks. These risks include, but are not limited to: terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation and labor unrest. Changes in mining or investment policies or shifts in political attitudes in these countries may also adversely affect our Company's business. In addition, there may be greater exposure to a risk of corruption and bribery (including possible prosecution under the federal Corruption of Foreign Public Officials Act). Also, in the event of a dispute arising in foreign operations, our Company may be subject to the exclusive jurisdiction of foreign courts and may be hindered or prevented from enforcing its rights. Furthermore, it is possible that future changes in taxes in any of the countries in which our Company operates will adversely affect our Company's operations and economic returns.

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

As disclosed in our most recent annual report on Form 10-K, our President (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting at July 31, 2016, and determined that, as of July 31, 2016, our internal control over financial reporting was not effective due to the existence of certain material weaknesses disclosed in the annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information contained in our Form 10-K Annual Report for the fiscal year ended July 31, 2016 and this Form 10-Q Quarterly Report, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Quarterly Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by usor by persons acting on our behalf.

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

We have entered into a Joint Venture Agreement dated November 20, 2014 pursuant to which we are required to contribute $1,000,000 in cash to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 20% equity interest in Mineracao Batovi. However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through October 31, 2016, we have incurred a net loss of $1,115,800. As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Our management has concluded that our disclosure controls and procedures, and our internal control over financial reporting, were ineffective as of the end of our fiscal year ended July 31, 2016 and as of the end of the period covered by this quarterly report. In any event, any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness. Our failure to maintain effective disclosure controls and procedures may result in our inability to continue meeting our reporting obligations in a timely manner, qualified audit opinions or restatements of our financial reports, any one of which may affect the market price for our common stock and our ability to access the capital markets.

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

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of October 31, 2016. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: December 12, 2016	/s/ Chad Ulansky
Chad Ulansky
President, Secretary, Treasurer and a director (Principal Executive Officer)

