Form 10-Q
period 2017-01-31
DIAMANTE MINERALS, INC.
filed 2017-03-10
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 10, 2017, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

All references in this Form 10-Q to the “Company”, “Diamante”, “Diamante Minerals”, “we” ,”us” ,or “our” are to Diamante Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's July 31, 2016 Form 10-K filed with the Securities and Exchange Commission on October 28, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2017

DIAMANTE MINERALS, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	January 31, 2017	July 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$231,995	$390,660
Prepaid expenses	-	260
Total Current Assets	231,995	390,920

Mineral Interests (Note 3)	8,022,000	7,992,000

TOTAL ASSETS	$8,253,995	$8,382,920

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$14,291	$60,169
Due to related parties (Note 4 & 5)	570,506	756,997
Total Current Liabilities	584,797	817,166

STOCKHOLDERS' EQUITY
Common Stock, par value $0.001, 300,000,000 shares authorized, 52,042,286 (July 31, 2016 - 52,042,286) shares issued and outstanding (Note 6)	52,042	52,042
Additional paid-in capital (Note 6)	8,954,269	8,954,269
Accumulated deficit	(1,337,113)	(1,440,557)
Total Stockholders’ Equity	7,669,198	7,565,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,253,995	$8,382,920

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Operations

(Unaudited – Expressed in US Dollars)

	Three months ended		Six months ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	6,731	9,123	11,744	17,779
Management fees (recovery)	174,478	50,659	(186,492)	172,164
Professional fees	40,104	13,943	71,304	44,681
TOTAL OPERATING EXPENSES	221,313	73,725	(103,444)	234,624
INCOME (LOSS) FROM OPERATIONS	(221,313)	(73,725)	103,444	(234,624)
OTHER INCOME AND LOSS
Interest income	-	-	-	-
TOTAL OTHER INCOME AND LOSS	-	-	-	-
INCOME (LOSS) BEFORE INCOME TAXES	(221,313)	(73,725)	103,444	(234,624)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(221,313)	$(73,725)	$103,444	$(234,624)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	52,042,286	52,042,286	52,042,286

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2016	52,042,286	$52,042	$8,954,269	$(1,440,557)	$7,565,754

Loss for the period	-	-	-	103,444	103,444
Balance at January 31, 2017	52,042,286	$52,042	$8,954,269	$(1,337,113)	$7,669,198

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Cash Flows

(Unaudited – Expressed in US Dollars)

	Six months ended
	January 31, 2017	January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss)	$103,444	$(234,624)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Management fees (recovery)	(186,491)	172,163
Changes in operating assets and liabilities:
Decrease in prepaid expense	260	-
Increase (decrease) in accounts payable and accrued liabilities	(45,878)	(6,222)
Net cash used in operating activities	(128,665)	(68,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineracao Batovi Ltda. interest	(30,000)	-
Funds loaned to Panama project	-	(150,000)
Net cash used in investing activities	(30,000)	(150,000)

Net change in cash	(158,665)	(218,683)
Cash - beginning of period	390,660	734,386

Cash - end of period	$231,995	$515,703

There were no financing non-cash transactions during the periods ended January 31, 2017 and 2016.

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Notes to Unaudited Condensed Financial Statements

January 31, 2017

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DIAMANTE MINERALS, INC. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to January 31, 2017, the Company has accumulated losses of $1,337,113.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2016 audited financial statements. The results of operations for the period ended January 31, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at January 31, 2017 and for the six months ended January 31, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

NOTE 3 – BATOVI DIAMOND PROJECT

On November 20, 2014, we entered into a formal joint venture agreement (“the Joint Venture”) with Mineracao Batovi Ltda. (“Mineracao Batovi”), a Brazilian mineral exploration and mining company, which contemplates the Company acquiring partial ownership of Mineracao Batovi to develop, finance and operate the Batovi Diamond Project, north of Paranatinga in Mato Grosso, Brazil. This was superseded by an amended and restated joint venture agreement (the “Amended and Restated Joint Venture Agreement”) with Mineracao Batovi and Dr. Charles Fipke, the shareholder of Mineracao Batovi, dated January 25, 2017 which provided for us to have the right to acquire up to a 49% interest in Mineracao Batovi. As per the Amended and Restated Joint Venture Agreement, we will be required to contribute $1,000,000 in cash to Mineracao Batovi on or before June 30, 2017, in order to earn a 17.6% interest in Mineracao Batovi, this is in addition to our existing 2.4% equity interest which was acquired during the quarter ended January 31, 2017 from a former shareholder for $30,000. Mineracao Batovi holds the mineral claims underlying the Batovi Diamond Project. We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2019. If we only fund a portion of the $1,000,000 or $2,000,000 referred to we will only acquire a pro rata portion of the equity interest available to be acquired.

As per the originally executed agreement, the Company issued 2,700,000 fully paid and non-assessable common shares valued at $7,992,000 to Kel-Ex Developments Ltd. To complete the acquisition of the 17.6% interest in Mineracao Batovi which this relates to, the Company must make its contribution to Mineracao Batovi for the project.

The Amended and Restated Joint Venture Agreement provides that, during the period from the date we acquire some portion of the initial 17.6% equity interest in Mineracao Batovi until the expiry of the period during which we can earn the additional 29% equity interest in Mineracao Batovi and from then on in circumstances where we hold at least a 40% equity interest in Mineracao Batovi, Mineracao Batovi shall be managed by a board of directors comprised of two (2) representatives from each of our Company and the existing shareholder of Mineracao Batovi. In circumstances where our interest in Mineracao Batovi at the end of the period during which we can earn the additional 29% equity interest is greater than 10% but less than 40%, the board of directors shall thereafter be comprised of three (3) representatives of the existing shareholder of Mineracao Batovi and one (1) of our Company. The board of directors shall be similarly constituted during the period which we can earn the additional 29% equity interest as long as the interest in Mineracao Batovi held by our Company is less than 10%. If at any time following the expiry of the period during which we can earn the additional 29% equity interest our interest in Mineracao Batovi is reduced to 10% or less, our Company shall thereafter not be entitled to any representation on the board of directors of Mineracao Batovi.

Under the Amended and Restated Joint Venture Agreement, upon funding our initial $1,000,000 contribution, our Company would be engaged to act as operator of the joint venture on terms whereby our Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000. Our Company has discretion to subcontract with third parties, including Kel-Ex Development Ltd. (“Kel-Ex”), to enable it to fulfill its role as operator. Kel-Ex is a privately-held British Columbia corporation that is under common control with Mineracao Batovi.

NOTE 4 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is $2,732 (July 31, 2016 – $6,700) in amounts due to companies with common management and to a company owned by the CEO of the Company.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant shareholder of the Company, which shares the services of the Chief Financial Officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of the CEO and the CFO. During the six month period ended January 31, 2017, the related parties invoiced the Company for the following services and amounts:

	Three month period ended		Six month period ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
Administrative fees (10%)	$434	$380	$595	$744
Geological consulting fees	-	46	-	46
Shared office and administrative costs	1,925	1,931	4,878	3,141
Shared project expenditures	-	2,929	-	4,531
	$2,359	$5,286	$5,473	$8,462

	Three month period ended		Six month period ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
Element 29 Ventures Ltd.	$42	$2,177	$42	$2,177
Kel-Ex Developments Ltd.	1,656	2,444	3,320	4,940
Metalex Ventures Ltd.	661	665	2,111	1,345
	$2,359	$5,286	$5,473	$8,462

 As at January 31, 2017, the following balances have been included within accounts payable:

	As at
	January 31, 2017	July 31, 2016
Element 29 Ventures Ltd.	$43	$-
Kel-Ex Developments Ltd.	2,525	5,341
Metalex Ventures Ltd.	164	1,359
	$2,732	$6,700

As at January 31, 2017, the cumulative $451,971 in management fees earned by the Chief Executive Officer and the $118,535 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties (see Note 5).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an employment agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years. As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the CEO Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter. As at January 31, 2017, $451,971 (July 31, 2016 – $609,392) has been accrued in due to related parties, which equates to 2,553,508 (July 31, 2016 – 1,324,767) shares if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an employment agreement (the “CFO Employment Agreement”, and together with the CEO Employment Agreement, the “Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years. As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the CFO Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day WAP of the common shares of the Company at the end of each quarter. As at January 31, 2017, $118,535 (July 31, 2016 – $147,605) has been accrued in due to related parties, which equates to 669,689 shares (July 31, 2016 – 320,880) if Ms. Irons were to leave the Company.

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

During the six month period ended January 31, 2017 the Company recorded a net recovery of $186,492 in management fee and due to related party; this was the result of a decrease in the value of the share price from the July 31, 2016 year end to the January 31, 2017 quarter end. During the six month period ended January 31, 2017, the Company issued 1,577,544 shares under the Employment Agreements.

The Company’s only other commitments as at January 31, 2017 is for its share of office space, which it shares with four other companies. The Company is committed to minimum future lease payments for office premises through to July, 2018 as follows:

Fiscal year ending July 31, 2017       $ 2,240

Fiscal year ending July 31, 2018          4,001

NOTE 6 - COMMON STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issued and Outstanding Stock

There were 52,042,286 shares of common stock issued and outstanding as at January 31, 2017 and July 31, 2016.

On January 27, 2017, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of the Company at a price of $0.1695 per share. The Company plans to use the proceeds from this offering to fund the acquisition of the 17.6% equity interest in Mineracao Batovi, provide working capital and expand the business. The registration statement remains under review by the SEC and the offering has not commenced.

NOTE 7 – LOAN TO OPERATOR OF MOLEJON GOLD MINE PROJECT

Pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. Our royalty right is contingent on our advancing to Blendcore LLC, as borrower and as the operator of certain proposed operations at the Molejon Gold Mine, the final tranche of a loan in the total principal amount of $250,000. The funds are to be advanced in accordance with a budget for the restart of processing of stockpiled ore at the Mine, which has been annexed to the loan agreement dated January 22, 2016 among our Company, Blendcore and Petaquilla Minerals’ subsidiary, Petaquilla Gold, S.A. As of January 31, 2017, our Company had advanced $215,000 to Blendcore under the loan agreement. Subsequent to our advancing the monies to Blendcore progress has been slow in advancing the restart. Separate and apart from the issues arising with respect to the loan to Blendcore, we have engaged a law firm in Panama to pursue the acquisition of the Molejon Gold Mine. Representatives of this firm are in discussions with a committee formed by the Panamanian government to oversee the transfer of interests of the Molejon Gold Mine.

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

Allowance for Doubtful Account

At present, the gold mine has not been restarted. The Company has engaged the services of a legal firm in Panama to determine appropriate title to the claim and our course of action to receive the funds advanced. As such, an allowance for doubtful accounts equal to the amount of the loan has been recorded in the books for the year ended July 31, 2016; no adjustment has been made and the allowance still stands as of January 31, 2017.

NOTE 8 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended January 31, 2017, the Company had income of $103,444, which is the result of a recovery of management costs. As at January 31, 2017, the Company had an accumulated deficit of $1,337,113 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the six month periods ended January 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the six month periods ended January 31, 2017 and 2016. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2016, filed with the Securities and Exchange Commission on October 28, 2016.

Overview of Our Business

Our Company was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. We are in the process of acquiring and exploring mineral properties for possible development.

On November 20, 2014, the Company entered into a joint venture agreement with Mineracao Batovi for the Batovi Diamond Project; this was superseded by an amended and restated joint venture agreement with Mineracao Batovi and Dr. Charles Fipke as the shareholder of Mineracao Batovi dated January 25, 2017. As per this agreement, we have the right to contribute $1,000,000 in cash to Mineracao Batovi on or before June 30, 2017 in order to acquire a 17.6% equity interest in that company. Mineracao Batovi holds the mineral claims underlying the Batovi Diamond Project. We currently hold a 2.4% interest in Mineracao Batovi, having purchased that interest from a former shareholder for $30,000. We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2019. If we only fund a portion of the $1,000,000 or $2,000,000 referred to we will acquire a pro rata portion of the equity interest available to be acquire.

Our Company is an exploration stage company; at present, there is no assurance that a commercially viable mineral deposit exists on the properties comprising the Batovi Diamond Project in which we hold the right to earn up to a 49% indirect interest, as described in more detail below. As discussed elsewhere in this quarterly report, pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. We currently have no interests in any other mineral resource projects.

Results of Operations

We have generated no revenues since inception and have a net recovery of costs of $103,444 during the six months ended January 31, 2017.

The following table provides selected financial data about our Company for the six months ended January 31, 2017 and the year ended July 31, 2016.

Balance Sheet Date	January 31, 2017	July 31, 2016

Cash	$231,995	$390,660
Total Assets	$8,253,995	$8,382,920
Total Liabilities	$584,797	$817,166
Stockholders’ Equity	$7,669,198	$7,565,754

Plan of Operation

On January 25, 2017, the Company entered into an amended and restated joint venture agreement (the “Amended and Restated Joint Venture Agreement”) with Mineracao Batovi and Dr. Charles Fipke in his capacity as the shareholder of Mineracao Batovi. The Amended and Restated Joint Venture Agreement supersedes the Joint Venture Agreement between the Company and Mineracao Batovi dated November 20, 2014, as previously amended by our Company's letter agreement dated February 27, 2015, which became effective upon its acceptance by Mineracao Batovi and Kel-Ex Development Ltd. (“Kel-Ex”) on March 9, 2015 (as so amended, the “Joint Venture Agreement”).

The Joint Venture Agreement originally contemplated the establishment of a new joint venture company to be formed in Brazil. As initially reported in the Company’s quarterly report on Form 10-Q for the period ended April 30, 2015 (as filed with the SEC on June 22, 2015), due to certain regulatory requirements in Brazil, the Company and Mineracao Batovi determined that it is preferable to use Mineracao Batovi as the joint venture company since it holds the mineral claims underlying the Batovi Diamond Project. The Amended and Restated Joint Venture Agreement now formally contemplates the Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project.

The Amended and Restated Joint Venture Agreement contemplates that we will acquire a 17.6% equity interest in Mineracao Batovi - which is in addition to our existing 2.4% equity interest - in consideration of a cash contribution to Mineracao Batovi of $1,000,000, but such cash consideration must now be made no later than June 30, 2017. Under the Amended and Restated Joint Venture Agreement if we only contribute a portion of the $1,000,000 by June 30, 2017 we will only acquire a pro rata portion of the 17.6% equity interest in Mineracao Batovi.

We continue to be entitled to earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses. We also are entitled to earn a pro rata portion of the additional 29% equity interest if we only fund a portion of the $2,000,000. The Joint Venture Agreement originally provided that our right was contingent on us funding such additional exploration expenses no later than November 20, 2017; that date has been extended to November 20, 2019 under the Amended and Restated Joint Venture Agreement.

The Amended and Restated Joint Venture Agreement now provides that, during the period from the date we acquire some portion of the initial 17.6% equity interest in Mineracao Batovia until the expiry of the period during which we can earn the additional 29% equity interest in Mineracao Batovi and from then on in circumstances where we hold at least a 40% equity interest in Mineracao Batovi, Mineracao Batovi shall be managed by a board of directors comprised of two (2) representatives from each of our Company and the existing shareholder Mineracao Batovi Shareholder. In circumstances where our interest in Mineracao Batovi at the end of the period during which we can earn the additional 29% equity interest is greater than 10% but less than 40%, the board of directors shall thereafter be comprised of three (3) representatives of the existing shareholder of Mineracao Batovi and one (1) of our Company. The board of directors shall be similarly constituted during the period which we can earn the additional 29% equity interest as long as the interest in Mineracao Batovi held by our Company is less than 10%. If at any time following the expiry of the period during which we can earn the additional 29% equity interest our interest in Mineracao Batovi is reduced to 10% or less, our Company shall thereafter not be entitled to any representation on the board of directors of Mineracao Batovi.

Certain specified matters continue to be subject to the approval of at least three of the four members of Mineracao Batovi's board of directors, including the adoption of the project's annual budget and any amendments thereto, the scope and purpose of a feasibility study for the Batovi Project (including the determination that the study is positive), and the decision to mine and commence commercial production.

Until we earn the additional 29% equity interest in Mineracao Batovi or the right to earn such interest ends, and so long as we elect to participate in the joint venture, we will bear 100% of Mineracao Batovi's expenses provided that all such expenses are first approved in writing by our Company's representatives on Mineracao Batovi's board of directors.

Under the Amended and Restated Joint Venture Agreement, upon funding our initial $1,000,000 contribution, our Company would be engaged to act as operator of the Batovi Diamond Project on terms whereby our Company will be entitled to charge a 10% administration fee on all exploration expenditures incurred under $50,000 and 5% on all exploration expenditures incurred over $50,000. Our Company has discretion to subcontract with third parties, including Kel-Ex, to enable it to fulfill its role as operator. Kel-Ex is a privately-held British Columbia corporation that is under common control with Mineracao Batovi.

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

As at January 31, 2017, we have advanced $215,000 to Blendcore LLC.

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

Subsequent to our advancing the monies to Blendcore progress has been slow in advancing the restart. Separate and apart from the issues arising with respect to the loan to Blendcore, we have engaged a law firm in Panama to pursue the acquisition of the Molejon Gold Mine. Representatives of this firm are in discussions with a committee formed by the Panamanian government to oversee the transfer of interests of the Molejon Gold Mine.

Limited Operating History; Need for Additional Capital

As described above, in order to obtain our initial 17.6% interest in the Batovi Diamond Project, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing shareholders.

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

Liquidity and Capital Resources

Working Capital

	January 31, 2017	July 31, 2016

Current Assets	$231,995	$390,920
Current Liabilities	584,797	817,166
Working Capital Deficiency	$352,802	$426,246

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2017	January 31, 2016
Cash Flows used in Operating Activities	$(128,665)	$(68,683)
Cash Flows used in Investing Activities	(30,000)	(150,000)
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(158,665)	$(218,683)

As at January 31, 2017, our Company’s cash balance was $231,995 compared to $390,920 as at July 31, 2016. The decrease in cash was primarily due to cash used in operating activities, mainly legal costs associated with the Loan to Blendcore, and with accounting and legal costs associated with the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 under the Securities Act of 1933, as amended.

As at January 31, 2017, our Company had total liabilities of $584,797 compared with total liabilities of $817,166 as at July 31, 2016. The decrease in total liabilities was primarily attributed to a recovery of management fees pursuant to the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at January 31, 2017, our Company had working capital deficit of $352,802 compared with working capital deficit of $426,246 as at July 31, 2016. The decrease in working capital deficit was primarily attributed to management fees adjusted during the period.

Cash Flow from Operating Activities

During the six months ended January 31, 2017, our Company used $128,665 in cash from operating activities compared to cash used by operating activities of $68,683 during the six months ended January 31, 2016.

Cash Flow from Investing Activities

During the six months ended January 31, 2017, $30,000 was used for investing activity, to purchase a 2.4% equity interest in Mineracao Batovi. During the six months ended January 31, 2016, the Company used $150,000 in investing activity, which was the advancement of funds to Blendcore.

Cash Flow from Financing Activities

During the six months ended January 31, 2017 and 2016, our Company used $nil cash for financing activities.

For the six months ended January 31, 2017 and 2016

Revenues

Our Company did not generate any revenues during the six months ended January 31, 2017 and 2016.

Total operating expenses

For the six months ended January 31, 2017, total operating expenses were a net recovery of $103,444, which included general and administrative expenses of $11,744, management fee recovery adjustment of $186,492, and professional fees of $71,304.

For the six months ended January 31, 2016, total operating expenses were $234,624, which included general and administrative expenses of $17,779, management fees of $172,164, and professional fees of $44,681.

Loss

For the six months ended January 31, 2017, our Company had income of $103,444, as compared to a loss for the six months ended January 31, 2016 of $234,624. General and administrative costs during these periods have decreased in the current year, due to lower staffing costs. In the current period, our Company recorded a recovery of management fees due to a decline in the fair market value of the stock price; as total accrued management fees are based on this price, there was a decrease in the total amount owing to the CEO and the CFO under their respective employment agreements. In the prior period, management fees were comprised of the amounts issued, with no resulting decrease. Professional fees during these periods have increased due to additional legal costs related to the Blendcore loan, as well as additional legal and accounting costs for the filing of our registration statement on Form S-1 under the Securities Act of 1933, as amended.

Going Concern Consideration

Our Company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending July 31, 2017. Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. We may in the future attempt to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. There is no assurance we will ever be successful doing so.

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

As described under the heading “Plan of Operation” above, our Company has entered into a definitive Amended and Restated Joint Venture Agreement with Mineracao Batovi pursuant to which we may acquire up to a 49% interest in the Batovi Diamond Project through the acquisition of an equity interest in Mineracao Batovi. This project covers 21 claims held by Mineraco Batovi as federal exploration licenses, covering a total area of approximately 109,688 hectares, as more particularly described in the following table and map:

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
				109,687.58

We currently hold a 2.4% indirect interest in the Batovi Diamond Project, as the Company acquired 2.4% of Mineracao Batovi during the current period end. Pursuant to the Amended and Restated Joint Venture Agreement, we are required to contribute $1,000,000 in cash to Mineracao Batovi prior to June 30, 2017 in order to acquire the remaining 17.6% of our initial 20% equity interest in that company. As Mineracao Batovi hold the rights to the Batovi Diamond Project, our interest in the Batovi Diamond Project would be limited to our shareholdings in Mineracao Batovi.

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

Since we have not funded the $1,000,000 payment required to be made to Mineracao Batovi in order to acquire our initial 20% equity interest in the Batovi Diamond Project, we are not in a position to assume our duties as the operator as contemplated by the Joint Venture Agreement. However, if we are able to fund such $1,000,000, or an adequate portion of this, we anticipate that a majority of the proceeds will be applied to fund exploration work aimed at defining the potential source kimberlites of the indicator mineral trains.

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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce. However, at January 31, 2017, we had only a minor interest in the Batovi Diamond Project (2.4%) , and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun. Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

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

Country Risk

We are subject to market risk related to our operations in foreign jurisdictions. We are party to an Amended and Restated Joint Venture Agreement with Mineracao Batovi dated January 25, 2017, which contemplates our Company acquiring an interest in Mineracao Batovi to develop, finance and operate the Batovi Diamond Project in Brazil. We have also entered into the Loan Agreement with Blendcore and Petaquilla Gold in relation to the start-up of processing of stockpiled ore at Petaquilla Gold’s Molejon Gold Mine in the Republic of Panama.

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

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have entered into an Amended and Restated Joint Venture Agreement dated January 25, 2017 pursuant to which we are required to contribute $1,000,000 in cash on or before June 30, 2017 to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 17.6% equity interest in Mineracao Batovi. We currently hold a 2.4% equity interest. However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through January 31, 2017, we have incurred a net loss of $1,337,113. As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of January 31, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

10.3

Employment Agreement dated October 16, 2014 by and between Diamante Minerals, Inc. and Chad Ulansky (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.4

Option Agreement dated as of October 16, 2014 between Diamante Minerals, Inc. and Robert Faber (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.5

Option Agreement dated as of October 16 Chad Ulansky, 2014 between Diamante Minerals, Inc. and Binyamin Gordon (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 20, 2014)

10.6

Joint Venture Agreement dated November 20, 2014 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 11, 2014)

10.7

Letter agreement dated February 27, 2015 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 12, 2015)

10.8

Loan Agreement among Diamante Minerals, Inc., Blendcore LLC, and Petaquilla Gold, S.A., dated January 22, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 3, 2016)

10.9

Amended and Restated Joint Venture Agreement, dated January 25, 2017, among Diamante Minerals, Inc. and Mineracao Batovi Ltda and Dr. Charles Fipke (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 26, 2017)

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: March 10, 2017	/s/Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive Officer)

