Form 10-Q
period 2017-04-30
DIAMANTE MINERALS, INC.
filed 2017-06-13
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

 ______________________________________________________________

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

As of June 13, 2017, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

2

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

3

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

4

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

April 30, 2017

DIAMANTE MINERALS, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	April 30, 2017	July 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$187,851	$390,660
Prepaid expenses	1,350	260
Taxes recoverable	30,000	-
Total Current Assets	219,201	390,920

Mineral Interests (Note 3)	8,022,000	7,992,000

TOTAL ASSETS	$8,241,201	$8,382,920

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$17,380	$60,169
Due to related parties (Note 4 & 5)	502,454	756,997
Total Current Liabilities	519,834	817,166

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001, 300,000,000 shares authorized, 52,042,286 (July31,2016-52,042,286) shares issued and outstanding (Note 6)	52,042	52,042
Additional paid-in capital (Note 6)	8,954,269	8,954,269
Accumulated deficit	(1,284,944)	(1,440,557)
Total Stockholders’ Equity	7,721,367	7,565,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,241,201	$8,382,920

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Operations

(Unaudited – Expressed in US Dollars)

	Three months ended		Nine months ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	6,807	7,190	18,551	24,969
Management fees (recovery)	(68,051)	(20,315)	(254,543)	151,849
Professional fees	39,075	37,452	110,379	82,133
Recovery of tax filing penalties	(30,000)	-	(30,000)	-
TOTAL OPERATING EXPENSES	(52,169)	24,327	(155,613)	258,951
INCOME (LOSS) BEFORE INCOME TAXES	52,169	(24,327)	155,613	(258,951)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$52,169	$(24,327)	$155,613	$(258,951)

Basic Income (Loss) per Common Share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic Weighted Average Common Shares Outstanding	52,042,286	52,042,286	52,042,286	52,042,286

Diluted Weighted Average Common Shares Outstanding	55,265,483	52,042,286	54,402,713	52,042,286

 The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at July 31, 2016	52,042,286	$52,042	$8,954,269	$(1,440,557)	$7,565,754

Net income for the period	-	-	-	155,613	155,613
Balance at April 30, 2017	52,042,286	$52,042	$8,954,269	$(1,284,944)	$7,721,367

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

 Condensed Statements of Cash Flows

(Unaudited – Expressed in US Dollars)

	Nine months ended
	April 30, 2017	April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss)	$155,613	$(258,951)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Recovery of income tax penalties	(30,000)	-
Management fees (recovery)	(254,543)	151,849
Changes in operating assets and liabilities:
Decrease in prepaid expense	(1,090)	(560)
Increase (decrease) in accounts payable and accrued liabilities	(42,789)	3,281
Net cash used in operating activities	(172,809)	(104,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineracao Batovi Ltda. interest	(30,000)	-
Funds loaned to Panama project	-	(215,000)
Net cash used in investing activities	(30,000)	(215,000)

Net change in cash	(202,809)	(319,381)
Cash - beginning of period	390,660	734,386

Cash - end of period	$187,851	$415,005

Non-cash financing and investing activities
Reserves transferred on expiration of stock options	$-	$5,191,122

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to April 30, 2017, the Company has accumulated losses of $1,284,944.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2016 audited financial statements. The results of operations for the period ended April 30, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at April 30, 2017 and for the nine months ended April 30, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

NOTE 3 – BATOVI DIAMOND PROJECT

On November 20, 2014, we entered into a formal joint venture agreement (“the Joint Venture”) with Mineracao Batovi Ltda. (“Mineracao Batovi”), a Brazilian mineral exploration and mining company, which contemplates the Company acquiring partial ownership of Mineracao Batovi to develop, finance and operate the Batovi Diamond Project, north of Paranatinga in Mato Grosso, Brazil. This was superseded by an amended and restated joint venture agreement (the “Amended and Restated Joint Venture Agreement”) with Mineracao Batovi and Dr. Charles Fipke, the shareholder of Mineracao Batovi, dated January 25, 2017 which provided for us to have the right to acquire up to a 49% interest in Mineracao Batovi. As per the Amended and Restated Joint Venture Agreement, we will be required to contribute $1,000,000 in cash to Mineracao Batovi on or before June 30, 2017, in order to earn a 17.6% interest in Mineracao Batovi, this is in addition to our existing 2.4% equity interest which was acquired during the period ended April 30, 2017 from a former shareholder for $30,000. Mineracao Batovi holds the mineral claims underlying the Batovi Diamond Project. We may earn an additional 29% equity interest in Mineracao Batovi by funding a further $2,000,000 of exploration expenses no later than November 20, 2019. If we only fund a portion of the $1,000,000 or $2,000,000 referred to we will only acquire a pro rata portion of the equity interest available to be acquired.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is $2,386 (July 31, 2016 – $6,700) in amounts due to companies with common management and to a company owned by the CEO of the Company.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant shareholder of the Company, which shares the services of the Chief Financial Officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of the CEO and the CFO. During the nine month period ended April 30, 2017, the related parties invoiced the Company for the following services and amounts:

	Three month period ended		Nine month period ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Administrative fees (10%)	$339	$-	$934	$744
Geological consulting fees	1,793	-	1,793	46
Shared office and administrative costs	2,455	-	7,333	3,141
Shared project expenditures	-	-	-	4,531

	$4,587	$-	$10,060	$8,462

	Three month period ended		Nine month period ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Element 29 Ventures Ltd.	$1,751	$-	$1,793	$2,177
Kel-Ex Developments Ltd.	887	-	4,207	4,940
Metalex Ventures Ltd.	1,949	-	4,060	1,345

	$4,587	$-	$10,060	$8,462

As at April 30, 2017, the following balances have been included within accounts payable:

	As at
	April 30, 2017	July 31, 2016

Kel-Ex Developments Ltd.	$1,423	$5,341
Metalex Ventures Ltd.	1,413	1,359

	$2,836	$6,700

As at April 30, 2017, the cumulative $396,990 in management fees earned by the Chief Executive Officer and the $105,464 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties (see Note 5).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an employment agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years. As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the CEO Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter. As at April 30, 2017, $396,990 (July 31, 2016 – $609,392) has been accrued in due to related parties, which equates to 3,482,367 (July 31, 2016 – 1,324,767) shares if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an employment agreement (the “CFO Employment Agreement”, and together with the CEO Employment Agreement, the “Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years. As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the CFO Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day WAP of the common shares of the Company at the end of each quarter. As at April 30, 2017, $105,464 (July 31, 2016 – $147,605) has been accrued in due to related parties, which equates to 925,125 shares (July 31, 2016 – 320,880) if Ms. Irons were to leave the Company.

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

During the nine month period ended April 30, 2017 the Company recorded a net recovery of $254,543 in management fees and due to related party; this was the result of a decrease in the value of the share price from the July 31, 2016 year end to the April 30, 2017 quarter end. During the nine month period ended April 30, 2017, the Company issued 2,761,839 shares under the Employment Agreements.

The Company’s only other commitments as at April 30, 2017 is for its share of office space, which it shares with four other companies. The Company is committed to minimum future lease payments for office premises through to July, 2018 as follows:

Fiscal year ending July 31, 2017	$1,118

Fiscal year ending July 31, 2018	3,992

NOTE 6 - COMMON STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issued and Outstanding Stock

There were 52,042,286 shares of common stock issued and outstanding as at April 30, 2017 and July 31, 2016.

On January 27, 2017, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of the Company at a price of $0.1695 per share. The Company plans to use the proceeds from this offering to fund the acquisition of the 17.6% equity interest in Mineracao Batovi, provide working capital and expand the business. The registration statement was declared effective by the SEC as of March 9, 2017; no common stock had been sold pursuant to the registration statement as of April 30, 2017.

NOTE 7 – EARNINGS PER SHARE

Basic Earnings Per Share

Basic earnings per share is calculated by dividing the net profit for the year by the weighted average number of common shares outstanding during the financial year of the Company.

	Three month period ended		Nine month period ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Net Income (Loss) for the period	$52,169	$(24,327)	$155,613	$(258,951)

Number of common shares outstanding	52,042,286	52,042,286	52,042,286	52,042,286

Basic Earnings per Share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted Earnings Per Share

For the purpose of calculating diluted earnings per share, the profit attributable to equity holders of the Company and the weighted average number of shares outstanding during the fiscal period have been adjusted for the dilutive effects of all potential common shares, share options and deferred share units (“DSUs”) granted to management. The dilutive earnings per share is calculated by dividing the adjusted net income (loss) for the period by the weighted average number of shares that would have been in issue upon full exercise of the outstanding DSUs.

	Three month period ended		Nine month period ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Net Income (Loss) for the period	$52,169	$(24,327)	$155,613	$(258,951)
Gains associated with DSUs	(227,426)	-	(722,251)
Adjusted Net Income (Loss) for the period	$(175,257)	$(24,327)	$(566,638)	$(258,951)

Number of common shares outstanding	52,042,286	52,042,286	52,042,286	52,042,286
DSUs at beginning of the period	3,223,197	-	1,645,653
DSUs issued during the period*			714,774
Gains associated with DSUs	55,265,483	52,042,286	54,402,713	52,042,286

Diluted Earnings per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

 * Shares are issued on the final day of the 3 month period; accordingly, for the three month period, any weighted average issued and outstanding would be Nil.

NOTE 8 – LOAN TO OPERATOR OF MOLEJON GOLD MINE PROJECT

Pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. Our royalty right is contingent on our advancing to Blendcore LLC, as borrower and as the operator of certain proposed operations at the Molejon Gold Mine, the final tranche of a loan in the total principal amount of $250,000. The funds are to be advanced in accordance with a budget for the restart of processing of stockpiled ore at the Mine, which has been annexed to the loan agreement dated January 22, 2016 among our Company, Blendcore and Petaquilla Minerals’ subsidiary, Petaquilla Gold, S.A. As of April 30, 2017, our Company had advanced $215,000 to Blendcore under the loan agreement. Subsequent to our advancing the monies to Blendcore progress has been slow in advancing the restart. We are of the position that the loan is in default and have demanded payment from Blendcore and Petaquilla Gold, S.A., but have not received satisfactory responses to our demand. Separate and apart from the issues arising with respect to the loan to Blendcore, we have engaged a law firm in Panama to pursue the acquisition of the Molejon Gold Mine. Representatives of this firm are in discussions with a committee formed by the Panamanian government to oversee the transfer of interests of the Molejon Gold Mine.

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

Allowance for Doubtful Account

At present, the gold mine has not been restarted. The Company has engaged the services of a legal firm in Panama to determine appropriate title to the claim and our course of action to receive the funds advanced. As such, an allowance for doubtful accounts equal to the amount of the loan has been recorded in the books for the year ended July 31, 2016; no adjustment has been made and the allowance still stands as of April 30, 2017.

NOTE 9 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended April 30, 2017, the Company had income of $155,613, which is the result of a recovery of management fees. As at April 30, 2017, the Company had an accumulated deficit of $1,284,944 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the nine month periods ended April 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the nine month periods ended April 30, 2017 and 2016. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2016, filed with the Securities and Exchange Commission on October 28, 2016.

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

Results of Operations

We have generated no revenues since inception and have a net recovery of costs of $155,613 during the nine months ended April 30, 2017.

The following table provides selected financial data about our Company for the nine months ended April 30, 2017 and the year ended July 31, 2016.

Balance Sheet Date	April 30, 2017	July 31, 2016

Cash	$187,851	$390,660
Total Assets	$8,241,201	$8,382,920
Total Liabilities	$519,834	$817,166
Stockholders’ Equity	$7,721,367	$7,565,754

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

On January 27, 2017, we filed a registration statement with the Securities and Exchange Commission on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of our Company at a price of $0.1695 per share. The registration statement was declared effective by the SEC as of March 9, 2017. To date, no common stock has been sold pursuant to the registration statement, and there is no assurance that we will be able to sell sufficient shares pursuant the offering to enable us to fund the initial $1,000,000 contribution that we must make to Mineracao Batovi in order to acquire our additional 17.6% equity interest in Mineracao Batovi. If we fail to fund the full $1,000,000 contribution to Mineracao Batovi no later than June 30, 2017, we will lose our right to earn any additional equity interest in Mineracao Batovi unless we are able to negotiate an extension to the Amended and Restated Joint Venture Agreement to provide for an extension of time to do so.

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

As at April 30, 2017, we have advanced $215,000 to Blendcore LLC.

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

Subsequent to our advancing the monies to Blendcore progress has been slow in advancing the restart. We are in the position that the loan is in default and have demanded payment from Blendcore and Petaquilla Gold S.A., but have not received satisfactory responses to our demand. Separate and apart from the issues arising with respect to the loan to Blendcore, we have engaged a law firm in Panama to pursue the acquisition of the Molejon Gold Mine. Representatives of this firm are in discussions with a committee formed by the Panamanian government to oversee the transfer of interests of the Molejon Gold Mine.

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

Liquidity and Capital Resources

Working Capital

	April 30, 2017	July 31, 2016

Current Assets	$219,201	$390,920
Current Liabilities	519,834	817,166
Working Capital Deficiency	$300,633	$426,246

Cash Flows

	Nine Months Ended April 30, 2017	Nine Months Ended April 30, 2016

Cash Flows used in Operating Activities	$(172,809)	$(104,381)
Cash Flows used in Investing Activities	(30,000)	(215,000)
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(202,809)	$(319,381)

As at April 30, 2017, our Company’s cash balance was $187,851 compared to $390,660 as at July 31, 2016. The decrease in cash was primarily due to cash used in operating activities, mainly legal costs associated with the Loan to Blendcore, and with accounting and legal costs associated with the preparation and filing with the Securities and Exchange Commission of a registration statement on Form S-1 under the Securities Act of 1933, as amended.

As at April 30, 2017, our Company had total liabilities of $519,834 compared with total liabilities of $817,166 as at July 31, 2016. The decrease in total liabilities was primarily attributed to a recovery of management fees pursuant to the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at April 30, 2017, our Company had working capital deficit of $300,633 compared with working capital deficit of $426,246 as at July 31, 2016. The decrease in working capital deficit was primarily attributed to management fees adjusted during the period.

Cash Flow from Operating Activities

During the nine months ended April 30, 2017, our Company used $172,809 in cash from operating activities compared to cash used by operating activities of $104,381 during the nine months ended April 30, 2016.

Cash Flow from Investing Activities

During the nine months ended April 30, 2017, $30,000 was used for investing activity, to purchase a 2.4% equity interest in Mineracao Batovi. During the nine months ended April 30, 2016, the Company used $215,000 in investing activity, which was the advancement of funds to Blendcore.

Cash Flow from Financing Activities

During the nine months ended April 30, 2017 and 2016, our Company used $Nil cash for financing activities.

For the nine months ended April 30, 2017 and 2016

Revenues

Our Company did not generate any revenues during the nine months ended April 30, 2017 and 2016.

Total operating expenses

For the nine months ended April 30, 2017, total operating expenses were a net recovery of $155,613, which included general and administrative expenses of $18,551, management fee recovery adjustment of $254,543, professional fees of $110,379 and a recovery of tax filing penalties of $30,000.

For the nine months ended April 30, 2016, total operating expenses were $258,951, which included general and administrative expenses of $24,969, management fees of $151,849, and professional fees of $82,133.

Loss

For the nine months ended April 30, 2017, our Company had income of $155,613, as compared to a loss for the nine months ended April 30, 2016 of $258,951. General and administrative costs during these periods have decreased in the current year, due to lower staffing costs. In the current period, our Company recorded a recovery of management fees due to a decline in the fair market value of the stock price; as total accrued management fees are based on this price, there was a decrease in the total amount owing to the CEO and the CFO under their respective employment agreements. In the prior period, management fees were comprised of the amounts issued, with no resulting decrease. Professional fees during these periods have increased due to additional legal costs related to the Blendcore loan, as well as additional legal and accounting costs for the filing of our registration statement on Form S-1 under the Securities Act of 1933, as amended.

The Company had been assessed late-filing penalties by the IRS for the years ended July 31, 2012, 2013 and 2014; total fees of $30,000 were included in the operating expenses of the year ended July 31, 2016. In May 2017, management of the Company successfully put forward their case with the IRS and the penalties were waived in the course of a conference call with the IRS. A recovery of these penalties has been included in operating income of the Company.

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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce. However, at April 30, 2017, we had only a minor interest in the Batovi Diamond Project (2.4%) , and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun. Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

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

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have entered into an Amended and Restated Joint Venture Agreement dated January 25, 2017 pursuant to which we are required to contribute $1,000,000 in cash on or before June 30, 2017 to Mineracao Batovi Ltda., a Brazilian company which holds the mineral claims underlying the Batovi Diamond Project, in return for a 17.6% equity interest in Mineracao Batovi. We currently hold a 2.4% equity interest. However, we are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through April 30, 2017, we have incurred a net loss of $1,284,944. As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

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

If we fail to fund a $1,000,000 contribution to Mineracao Batovi no later than June 30, 2017, we will lose our right to earn any additional equity interest in Mineracao Batovi.

If we fail to fund the full $1,000,000 contribution to Mineracao Batovi no later than June 30, 2017 as contemplated by our Amended and Restated Joint Venture Agreement in respect of the Batovi Diamond Project, we will lose our right to earn any additional equity interest in Mineracao Batovi unless we are able to negotiate an extension to the Amended and Restated Joint Venture Agreement to provide for an extension of time to do so. There is no assurance that we will be able to finance the $1,000,000 contribution, in whole or in part, or that we will be able to obtain an extension of time under the Amended and Restated Joint Venture Agreement on terms that are acceptable to us.

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

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of April 30, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: June 13, 2017	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive Officer)

