Form 10-K
period 2017-07-31
DIAMANTE MINERALS, INC.
filed 2017-10-30
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

____________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 30, 2017, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-K

FOR THE YEAR ENDED JULY 31, 2017

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

On November 20, 2014, we entered into a joint venture agreement with Mineracao Batovi Ltda., a private Brazilian mineral exploration company which at that time held 21 federal exploration licenses comprising the Batovi Diamond Project located in the State of Mato Grosso, in west-central Brazil, approximately 360 kilometers northeast of Cuiaba, the state capital. This agreement was superseded by an amended and restated joint venture agreement with Mineracao Batovi and Dr. Charles Fipke as the shareholder of Mineracao Batovi dated January 25, 2017. As per this agreement, we had the right to contribute $1,000,000 in cash to Mineracao Batovi on or before June 30, 2017 in order to acquire a 17.6% equity interest in that company. As of the deadline of June 30, 2017, we had not contributed any of the $1,000,000, and the Amended and Restated Joint Venture Agreement has terminated. As a result, we have written off the previously capitalized acquisition costs of $7,992,000.

We have been advised by Mineracao Batovi that it did not make the payments required to renew the mineral claims comprising the Batovi Diamond Project by the deadline of July 29, 2017. We have sought preliminary advice as to the implications of such non-payment from Brazilian counsel, who has confirmed that, according to the website maintained by Brazil’s Departamento Nacional de Produção Mineral (National Department of Mineral Production; commonly referred to as the “DNPM”), the mineral claims are valid but subject to notation indicating that an infraction punishable by fines has been lodged in respect of each of them. The nature of each infraction and the amount of each fine are not part of the public record available through the DNPM’s website, and Brazilian counsel has advised that a review of the physical records maintained at the DNPM’s offices in Cuiaba city, State of Mato Grosso, Brazil would be required to confirm additional details. We have not instructed counsel to undertake such review in light of the anticipated costs that would be involved.

We remain uncertain as to the status of the mineral claims, and are concerned that the mineral claims will lapse due to the non-payment. If the mineral claims lapse, they will become available for acquisition by any person who applies to acquire them. Although Mineracao Batovi theoretically would be entitled to apply to re-acquire the mineral claims, it remains unclear to us whether they would be prejudiced by the fact that infractions were apparently lodged against the mineral claims during the time that it held them if it elected to do so.

We currently hold a 2.4% interest in Mineracao Batovi, having purchased that interest from a former shareholder for $30,000. Due to the uncertainty surrounding the status of the mineral claims underlying the Batovi Diamond Project, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment has been recorded in our audited annual financial statements for the year ended July 31, 2017.

As discussed elsewhere in this annual report, pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month from the processing of ore stockpiled at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. Petaquilla Minerals’ ability to continue as a going concern is unclear to our Company’s management, and it is unclear what impact, if any, Petaquilla Minerals’ circumstances – including any potential solvency issues - will have on the planned processing operations at the Molejon Gold Mine, and whether Petaquilla Gold’s interests in the Molejon Gold Mine will be subject to claims by third parties. At present, the planned processing operations at the Molejon Gold Mine have not been restarted. The Company has engaged a law firm in Panama to determine appropriate title to the claim and our course of action to seek recovery of $215,000 advanced by way of loan to Blendcore LLC, as the operator of planned processing activities at the mine. As such, a derivative change in fair value equal to the amount of the loan has been recorded in our audited annual financial statements for the year ended July 31, 2017.

We currently have no interests in any other mineral exploration projects, and we are a shell company for the purposes of the Securities Act of 1933, as amended.

Our current lack of working capital significantly limits our ability to seek out and identify mineral exploration projects for possible acquisition to replace our lost opportunity to participate in the Batovi Diamond Project, and our ability to undertake due diligence work and meet any earn-in or other requirements for the acquisition of any mineral property interests that me may identify is uncertain unless we are unable to source additional financing.

Foreign operations risk

As indicated above, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month from the processing of ore stockpiled at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in the Republic of Panama. We may acquire direct or indirect interests in additional mineral projects located in other foreign countries. This potentially exposes the Company to risks that may not otherwise be experienced if its operations were domestic. The risks include, but are not limited to, environmental protection, land use, water use, health safety, labor, restrictions on production, price controls, currency remittance, and maintenance of mineral tenure and expropriation of property. For example, changes to regulations in any foreign jurisdiction in which we may acquire mineral projects, relating to royalties, allowable production, importing and exporting of diamonds and environmental protection, may result in the Company not receiving an adequate return on investment capital.

Operations in developing countries are also potentially subject to political risks. These risks may include, but are not limited to: terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation and labor unrest. Changes in mining or investment policies or shifts in political attitudes in these countries may also adversely affect the Company's business. In addition, there may be greater exposure to a risk of corruption and bribery (including possible prosecution under the federal Corruption of Foreign Public Officials Act). Also, in the event of a dispute arising in foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may be hindered or prevented from enforcing its rights. Furthermore, it is possible that future changes in taxes in any of the countries in which the Company operates will adversely affect the Company's operations and economic returns.

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

We are a shell company (as such term is defined in Rule 405 under the Securities Act of 1933, as amended), and, since our inception on October 26, 2010 through July 31, 2017, we have incurred a net loss of $9,515,316. As a result of our limited financial and operating history, including our negative cash flow and net losses to date, it may be difficult to evaluate our future performance.

There is no assurance that we will be successful in securing financing, and substantial doubt exists as to our ability to continue our operations over the next twelve months.

The continuation of our Company as a going concern is dependent upon our ability to obtain adequate financing. We anticipate that have enough working capital to fund the next 12 months of our operations. However, if we are not able to source additional financing, our ability to acquire another mineral exploration project to replace our lost opportunity to participate in the Batovi Diamond Project will remain uncertain. Given our limited financial and operating history and our status as a shell company, there is no assurance that we will be successful in securing any form of financing. Accordingly, substantial doubt exists as to whether we will be able to continue our operations over the next twelve months.

Our current lack of working capital significantly limits our ability to identify mineral exploration projects for possible acquisition, and there is no assurance that we will be able to consummate the acquisition of any mineral property interests that we may identify.

Our current lack of working capital significantly limits our ability to seek out and identify mineral exploration projects for possible acquisition, and our ability to undertake due diligence work and meet any earn-in or other requirements for the acquisition of any mineral property interests that me may identify is uncertain.

Our reliance on equity financings is expected to continue, and there is no assurance that such financing will be available when required.

Our reliance on equity financings is expected to continue for the foreseeable future, and the availability of such financing will be dependent on many factors beyond our control including, but not limited to, the volatility in the global financial markets affecting our stock price and the status of the worldwide economy, any one of which may cause significant challenges in our ability to access additional financing, including access to the equity and credit markets.

Our loan to Blendcore LLC, as the operator of the planned processing activities at the Molejon Gold Mine, may not be recoverable.

We have entered into a loan agreement with Blendcore LLC, a Delaware corporation, and Petaquilla Gold, S.A., a Panama corporation, pursuant to which we agreed to advance a loan in the principal amount of US$250,000 to Blendcore. Petaquilla Gold, as the owner of the minerals sourced at the Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama, has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the mine. As at July 31, 2017, our Company has advanced $215,000 to Blendcore. At present, operations at the Molejon Gold Mine have not been restarted and we have engaged a law firm in Panama to determine appropriate title to the claim and our course of action to seek recovery of $215,000 advanced to Blendcore. Our ability to recover the funds advanced to Blendcore is uncertain, and we have recorded a change in the fair value of the derivative equal to the amount of the loan in our audited annual financial statement for the year ended July 31, 2017.

Our ability to earn a royalty in respect of gold produced from the Molejon Gold Mine is subject to certain additional risks and contingencies, including the ability of the operator to recover sufficient quantities of gold from stockpiled ore over the life of the royalty from the planned processing operations.

Our Company bears the risk that the planned processing of stockpiled ore at the Molejon Gold Mine will not recover sufficient quantities of gold to cover the repayment of the loan advanced to Blendcore, in either the initial royalty term or, if needed, the extended royalty term. The loan has been guaranteed by Petaquilla Gold, as the title holder of the property, and is secured by a first charge over that portion of stockpiled ore on the title holder’s mine site. Should the agreement reach this point, our Company would bear the same risks faced by Petaquilla Gold, as title holder, and any operator engaged to replace Blendcore, respectively, of having to process the stockpiled ore including, without limitation (i) the particular attributes, including material changes to those attributes, of the stockpile such as recovery rates and ability to procure infrastructure to process it; (ii) the market price of gold, which may be volatile; and (iii) government regulations and regulatory requirements including, without limitation, those relating to environmental protection, taxes, land tenure and transportation.

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

It remains unclear whether Mineracao Batovi, in which we hold a 2.4% equity interest, continues to hold valid title to the mineral claims comprising the Batovi Diamond Project.

We have been advised by Mineracao Batovi that it did not make the payments required to renew the mineral claims comprising the Batovi Diamond Project by the deadline of July 29, 2017. We sought advice from Brazilian counsel as to the implications of such non-payment. Although the website maintained by Brazil’s Departamento Nacional de Produção Mineral (National Department of Mineral Production; commonly referred to as the “DNPM”) currently indicates that the claims are valid, we remain uncertain as to the status of the claims. In particular, we are concerned that the claims will lapse due to the non-payment. Due to the uncertainty surrounding the status of the mineral claims, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment has been recorded in our audited annual financial statements for the year ended July 31, 2017.

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

Management’s evaluation on the effectiveness of disclosure controls and procedures is designed to ensure that information required for disclosure in our public filings is recorded, processed, summarized and reported on a timely basis to our senior management, as appropriate, to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting is designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Our management has concluded that our disclosure controls and procedures, and our internal control over financial reporting, were ineffective as of the end of our fiscal year ended July 31, 2017. In any event, any system of controls, no matter how well designed and operated, is based in part upon certain assumptions designed to obtain reasonable, and not absolute, assurance as to its reliability and effectiveness. Our failure to maintain effective disclosure controls and procedures may result in our inability to continue meeting our reporting obligations in a timely manner, qualified audit opinions or restatements of our financial reports, any one of which may affect the market price for our common stock and our ability to access the capital markets.

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

Historically, we have relied on equity financing as the primary source of funding. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure future financing, which would have an adverse effect on our operations.

Additional issuances of our common stock may result in significant dilution to our existing shareholders and reduce the market value of their investment.

We are authorized to issue 300,000,000 shares of common stock of which 52,042,286 shares were issued and outstanding as of October 30, 2017. Future issuances for financings, mergers and acquisitions, exercise of stock options and share purchase warrants and for other reasons may result in significant dilution to and be issued at prices substantially below the price paid for our shares held by our existing stockholders. Significant dilution would reduce the proportionate ownership and voting power held by our existing stockholders, and may result in a decrease in the market price of our shares.

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

Quarter Ended	High	Low
July 31, 2017	$0.15	$0.0221
April 30, 2017	$0.209	$0.08
January 31, 2017	$0.21	$0.10
October 31, 2016	$0.51	$0.158
July 31, 2016	$0.46	$0.17
April 30, 2016	$0.55	$0.18
January 31, 2016	$0.8499	$0.3651
October 31, 2015	$0.64	$0.2501
July 31, 2015	$1.20	$0.4303
April 30, 2015	$2.29	$0.90
January 31, 2015	$3.09	$1.01
October 31, 2014	$3.16	$1.73

The last reported bid price of our common stock on the OTCQB on October 23, 2017 was $0.031.

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

Holders

As of October 24, 2017, there were 52,042,286 shares of common stock issued and outstanding, which were held by 24 stockholders of record.

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

Overview

On January 25, 2017, the Company entered into an amended and restated joint venture agreement (the “Amended and Restated Joint Venture Agreement”) with Mineracao Batovi and Dr. Charles Fipke in his capacity as the shareholder of Mineracao Batovi, with respect to the Batovi Diamond Project located in the State of Mato Grosso, in west-central Brazil. The Amended and Restated Joint Venture Agreement superseded the Joint Venture Agreement between the Company and Mineracao Batovi dated November 20, 2014, as previously amended by our Company's letter agreement dated February 27, 2015, which became effective upon its acceptance by Mineracao Batovi and Kel-Ex Development Ltd. on March 9, 2015 (as so amended, the “Joint Venture Agreement”).

The Joint Venture Agreement originally contemplated the establishment of a new joint venture company to be formed in Brazil to explore, develop and operate the Batovi Diamond Project. As initially reported in the Company’s quarterly report on Form 10-Q for the period ended April 30, 2015 (as filed with the SEC on June 22, 2015), due to certain regulatory requirements in Brazil, the Company and Mineracao Batovi determined that it is preferable to use Mineracao Batovi as the joint venture company since it held the mineral claims underlying the Batovi Diamond Project.

The Amended and Restated Joint Venture Agreement contemplated that we would acquire a 17.6% equity interest in Mineracao Batovi - which was in addition to our existing 2.4% equity interest - in consideration of a cash contribution to Mineracao Batovi of $1,000,000 no later than June 30, 2017. We were unable to contribute any of the $1,000,000 by the contribution deadline, and the agreement has expired.

As disclosed elsewhere in this Annual Report, we have been advised by Mineracao Batovi that it did not make the payments required to renew the mineral claims comprising the Batovi Diamond Project by the deadline of July 29, 2017. We remain uncertain as to the status of the mineral claims, and are concerned that the mineral claims will lapse due to the non-payment.

We continue to hold our initial 2.4% interest in Mineracao Batovi. However, due to the uncertainty surrounding the status of the mineral claims underlying the Batovi Diamond Project, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment has been recorded in our audited annual financial statements for the year ended July 31, 2017.

On January 22, 2016, we entered into a loan agreement (the “Loan Agreement”) with Blendcore LLC, a Delaware limited liability company (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), pursuant to which our Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”). Petaquilla Gold, as the owner of minerals sourced from the Molejon Gold Mine located in Donoso District, Colon Province of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. Petaquilla Gold is a subsidiary of Petaquilla Minerals Ltd., a British Columbia company whose common shares were delisted from the Toronto Stock Exchange in 2015, and whose registration under the Exchange Act was revoked by the SEC on September 23, 2016 pursuant to section 12(j) of the Exchange Act.

The Loan proceeds were to be applied by Blendcore in that capacity in accordance with a use-of-funds budget (the “Budget”) that has been annexed to the Loan Agreement. Petaquilla Gold is a party to the Loan Agreement in its capacity as the title holder of the minerals, but is not entitled to receive any advances under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Loan was to be advanced in three tranches as follows:

•	$50,000 was advanced upon execution of the Loan Agreement;

•	$100,000 was required to be advanced within 2 weeks from the execution of the Loan Agreement, and was in fact advanced on January 27, 2016; and

•	$100,000 will be advanced as required in accordance with the Budget.

As of July 31, 2017, we had advanced $215,000 to Blendcore under the Loan Agreement.

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

At present, operations at the Molejon Gold Mine have not been restarted. We have engaged a law firm in Panama to determine appropriate title to the claim and our course of action to seek recovery of $215,000 advanced by way of the Loan to Blendcore. As such, change in the fair value of the derivative equal to the amount of the Loan has been recorded in our audited annual financial statements for the year ended July 31, 2017.

Limited Operating History; Need for Additional Capital

Our current lack of working capital significantly limits our ability to seek out and identify mineral exploration projects for possible acquisition to replace our lost opportunity to participate in the Batovi Diamond Project, and our ability to undertake due diligence work and meet any earn-in or other requirements for the acquisition of any mineral property interests that me may identify is uncertain unless we are unable to source additional financing.

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

Outside of the employment agreements and deferred share unit plans with the chief executive and chief financial officers, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between our Company and either of our officers or our sole director.

Results of Operations

We have generated no revenues since inception and have incurred $53,802 in operating expenses for the fiscal year ended July 31, 2017.

The following table provides selected financial data for the years ended July 31, 2017 and July 31, 2016.

Balance Sheet Data

	July 31, 2017	July 31, 2016
Cash	$197,190	$390,660
Total Assets	$198,640	$8,382,920
Total Current Liabilities	$707,645	$817,166
Stockholders' Equity (Deficiency)	$(509,005)	$7,565,754

For the years ended July 31, 2017 and July 31, 2016

Revenues

The Company is a shell company and did not generate any revenues during the years ended July 31, 2017 and July 31, 2016.

Total operating expenses

For the year ended July 31, 2017, total operating expenses were $53,802, comprised of general and administrative expenses of $27,107, management fee recovery of $73,570, professional fees in the amount of $130,265 and recovery of tax filing penalties of $30,000. For the year ended July 31, 2016, total operating expenses were $778,653, comprised of general and administrative expenses of $35,857, management fees of $602,241, professional fees of $110,555 and tax filing penalties of $30,000.

Net loss

For the year ended July 31, 2017, the Company had a net loss of $8,074,759, as compared to a net loss for the year ended July 31, 2016 of $993,653. For the period October 26, 2010 (inception) to July 31, 2017, the Company incurred a net loss of $9,515,316.

Liquidity and Capital Resources

As of July 31, 2017, the Company had a cash balance of $197,190. We believe that we have sufficient working capital for the next 12 months. However, if we are unable to source additional financing, our ability to acquire another mineral exploration project to replace our lost opportunity to participate in the Batovi Diamond Project will remain uncertain. There can be no assurance that additional capital will be available to the Company.

On January 27, 2017, we filed a registration statement with the Securities and Exchange Commission on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of our Company at a price of $0.1695 per share. The registration statement was declared effective by the SEC as of March 9, 2017. As at July 31, 2017, no common stock had been sold pursuant to the registration statement. In connection with the termination of the Amended and Restated Joint Venture Agreement, the Company elected not to proceed with the offering and requested a withdrawal of the registration statement. Approval of the withdrawal was received from the SEC on August 21, 2017.

Cash Flows

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Cash Flows used in Operating Activities	$(163,470)	$(128,726)
Net Cash Flows used in Financing Activities	$–	$(215,000)
Net Cash Flows provided from Investing Activities	$(30,000)	$–
Net decrease increase in Cash during the Period	$(193,470)	$(343,726)

As of July 31, 2017, the Company had a cash balance of $197,470 compared to $390,660 as of July 31, 2016. The decrease in cash was due to Company expenditures during the year; no funds were brought into the Company during the year.

As of July 31, 2017, the Company had total liabilities of $707,645 compared with total liabilities of $817,166 as of July 31, 2016. The decrease in total liabilities was primarily attributed to management fees payable.

As of July 31, 2017, the Company had working capital deficiency of $509,005 compared with working capital of $426,246 as of July 31, 2016. The decrease in working capital was attributed to the decrease in cash.

Cash Flow from Operating Activities

During the year ended July 31, 2017, the Company used $163,470 in cash from operating activities compared to cash used by operating activities of $128,726 during the year ended July 31, 2016.

Cash Flow from Investing Activities

During the year ended July 31, 2017, the Company used $30,000 in cash from investing activities compared to $215,000 in cash used by investing activities in the year ended July 31, 2016.

Cash Flow from Financing Activities

During the years ended July 31, 2017 and 2016, the Company received no cash from financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern Consideration

As at July 31, 2017, the Company has a loss from operations of $8,074,759 and an accumulated deficit of $9,515,316 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2017. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. We may in the future attempt to obtain financing through private offerings of debt or equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. There is no assurance we will ever be successful doing so.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $197,190 and $390,660 in cash and cash equivalents at July 31, 2017 and 2016, respectively.

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

In March 2016, FASB issued Accounting Standards Update (ASU) No. 201607 Investments – Equity Method and Joint Ventures, Simplifying the Transition to the Equity Method of Accounting. The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated 2 other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In March 2016, FASB issued Accounting Standards Update (ASU) No. 201609 Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted; if early adopted, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In August 2016, FASB issued Accounting Standards Update (ASU) No. 201615 Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance on the following eight specific cash flow issues:

•	Debt prepayment or debt extinguishment costs
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
•	Contingent consideration payments made after a business combination
•	Proceeds from the settlement of insurance claims
•	Proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies
•	Distributions received from equity method investees
•	Beneficial interests in securitization transactions
•	Separately identifiable cash flows and application of the predominance principle

Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in this Update. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practices described above. The amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In May 2017, FASB issued Accounting Standards Update (ASU) No. 201709 Compensation – Stock compensation. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

The financial statement information for the fiscal year ended July 31, 2017 as listed below are included beginning on page F-1 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statement of Operations
•	Statements of Shareholders’ Equity (Deficiency)
•	Statements of Cash Flow
•	Notes to Financial Statements

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

As of July 31, 2017, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer) concluded that our disclosure controls and procedures were not effective as of July 31, 2017, the end of the period covered by this Annual Report.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of July 31, 2017, our internal control over financial reporting was not effective due to the existence of the material weaknesses as of July 31, 2017, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of our current board member and executive officer.

Name and Business Address	Age	Position

Chad Ulansky	43	President, Chief Executive Officer, Treasuer, Secretary, and Director

Jennifer Irons	36	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than 10% of our equity securities (each a "Reporting Person") to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended July 31, 2017, the Reporting Persons were compliant with their respective obligations under section 16(a) of the Exchange Act.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a "Named Executive Officer") for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2017 or 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Chad Ulansky	2017	0	0	0	0	0	(71,237	)(1)	0	(71,237)
Jennifer Irons	2017	0	0	0	0	0	(2,334	)(2)	0	(2,334)
Chad Ulansky	2016	0	0	0	0	0	460,144	(1)	0	149,249
Jennifer Irons	2016	0	0	0	0	0	142,098	(2)	0	5,507

_______

(1)	Mr. Chad Ulansky, an officer and director from October 2014 received compensation comprised of a deferred share unit plan as described below. Mr. Ulansky is the Chief Executive Officer and sole director of the Company. Compensation for 2017 shows the net recovery recorded by the Company.

(2)	Ms. Jennifer Irons is the Chief Financial Officer as of July 12, 2015; compensation is comprised of a deferred share unit plan as described below. Compensation for 2017 shows the net recovery recorded by the Company.

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

Pursuant to our employment agreements with each of Mr. Ulansky and Ms. Irons, we have structured individual deferred share unit plans for their benefit effective as of, respectively, October 16, 2014 and July 12, 2015. Each deferred share unit plan provides that, at the sole election of our Company, exercisable at the end of each financial quarter, Mr. Ulansky or Ms. Irons (as the case may be) may receive all of his or her employment compensation due in the financial quarter in the form of deferred share units (DSUs). Any such DSUs are to be credited to accounts maintained for each of Mr. Ulansky and Ms. Irons by our Company on a quarterly basis. The number of DSUs to be credited in a financial quarter is determined by dividing the compensation earned in such financial quarter by the fair market value calculated immediately following the last trading day of such financial quarter. “Fair market value” is defined to mean, as at a particular date, (a) the volume weighted average (VWAP) of the trading price of one share of the Company’s common stock for the most recently completed financial quarter, or (b) if the Company’s common stock is not listed on any public exchange, the value established by our Board of Directors based on its determination of the fair value of a share of common stock. However, as contemplated by their respective employment agreements, the number of DSUs to which each of Mr. Ulansky and Ms. Irons is entitled has been calculated with reference to the 90-day VWAP at the end of each quarter. Upon termination of employment with our Company, other than as a result of death, each of Mr. Ulansky and Ms. Irons (as the case may be) may elect to receive one share of our Company’s common stock in respect of each whole DSU credited to his or her account or cash equal to the fair market value of such share. In the event of the death of Mr. Ulansky or Ms. Irons (as the case may be), our Company is required to pay to his or her legal representative an amount in cash equal to the fair market value of the shares to which he or she would have otherwise been entitled to receive in respect of the DSUs credited to his or her account.

Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons agreed, for the advancement of the Company, to waive a portion of the DSUs that have been issued to them under their respective deferred share unit plans.

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

The percentages below are calculated based on 52,042,286 shares of common stock outstanding as of October __, 2017. Outside of the employment agreements with our CEO and CFO, we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Under the employment agreements, there are a total of 5,942,841 common shares issuable to the CEO and CFO. Unless otherwise indicated, the business address of each stockholder listed below is: c/o Diamante Minerals, Inc., 203 – 1634 Harvey Ave., Kelowna, British Columbia, Canada, V1Y 6G2.

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

____________

(1)	Chad Ulansky, President of Element 29 Ventures Ltd. (“Element”) has sole voting and dispositive power over the shares held by Element.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Recovery of Management fees of $71,237 was attributed to Mr. Ulansky and $2,334 was attributed to Ms. Irons during the current fiscal year. Element paid $3,167 in cash expenses and vehicle rental on behalf of the Company; amounts were fully repaid by the Company in February, April and June 2017.

There were no other related party transactions.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Davidson & Co. LLP Chartered Accountants. The aggregate fees billed for the most recently completed fiscal year ended July 31, 2017 and the period ended July 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Audit Fees (1)	$20,788	$38,580
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$10,600	$22,418
All Other Fees (4)	$2,029	$0

_________

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

As of July 31, 2017, the Company did not have a formal documented preapproval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's fulltime, permanent employees was 0%.

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

10.2	Deferred Share Unit Plan for Chad Ulansky (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the SEC on September 8, 2015)

10.3

Employment Agreement dated July 12, 2015 by and between Diamante Minerals, Inc. and Jennifer Irons (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 8, 2015)

10.4	Deferred Share Unit Plan for Jennifer Irons (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on September 8, 2015)

10.5

Amended and Restated Joint Venture Agreement dated January 25, 2017 between Diamante Minerals, Inc. and Mineracao Batovi Ltda. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 27, 2017)

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

DIAMANTE MINERALS, INC.

FINANCIAL STATEMENTS

For the Years Ended July 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Diamante Minerals, Inc.

We have audited the accompanying financial statements of Diamante Minerals, Inc. (the “Company”), which comprise the balance sheets of Diamante Minerals, Inc. as of July 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended July 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamante Minerals, Inc. as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended July 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Diamante Minerals, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Diamante Minerals, Inc. has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 9, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 30, 2017

DIAMANTE MINERALS, INC.

Balance Sheets

(Expressed in US Dollars)

As at	July 31, 2017	July 31, 2016
ASSETS

Current Assets
Cash	$197,190	$390,660
Prepaid expense	1,450	260
Total Current Assets	198,640	390,920

Prepaid Investment (Note 3)	-	7,992,000

TOTAL ASSETS	$198,640	$8,382,920

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$24,218	$60,169
Due to related party (Note 4)	683,427	756,997
Total Current Liabilities	707,645	817,166

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock, par value $0.001, 300,000,000 shares authorized, 52,042,286 (July 31, 2016–52,042,286) shares issued and outstanding, respectively (Note 5)	52,042	52,042
Additional paid-in capital (Note 5)	8,954,269	8,954,269
Accumulated deficit	(9,515,316)	(1,440,557)
Total Stockholders’ Equity (Deficiency)	(509,005)	7,565,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$198,640	$8,382,920

Commitments and contingencies (Note 6)

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Statements of Operations

(Expressed in US Dollars)

	Year ended
	July 31, 2017	July 31, 2016

OPERATING EXPENSES
General and administrative	$27,107	$35,857
Management fees (recovery)	(73,570)	602,241
Professional fees	130,265	110,555
(Recovery of) tax filing penalties (Note 7)	(30,000)	30,000
TOTAL OPERATING EXPENSES	53,802	778,653
LOSS FROM OPERATIONS	(53,802)	(778,653)
OTHER INCOME AND LOSS
Write off of acquisition costs and investment (Note 3)	(8,022,000)	-
Derivative - change in fair value (Note 8)	-	(215,000)
Interest income	1,043	-
TOTAL OTHER INCOME AND LOSS	(8,020,957)	(215,000)
LOSS BEFORE INCOME TAXES	(8,074,759)	(993,653)
Provision for income taxes	-	-
LOSS FOR THE YEAR	$(8,074,759)	$(993,653)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	52,042,286	52,042,286

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in US Dollars)

	Number of Common Shares	Capital Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance at July 31, 2015	52,042,286	$52,042	$14,145,391	$(5,638,026)	$8,559,407

Reserves transferred on expired share-based expenses (Note 5)	-	-	(5,191,122)	5,191,122	-
Loss for the year	-	-	-	(993,653)	(993,653)

Balance at July 31, 2016	52,042,286	52,042	8,954,269	(1,440,557)	7,565,754

Loss for the year	-	-	-	(8,074,759)	(8,074,759)
Balance at July 31, 2017	52,042,286	$52,042	$8,954,269	$(9,515,316)	$(509,005)

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended
	July 31, 2017	July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(8,074,759)	$(993,653)
Adjustments to reconcile loss to net cash used by operating activities:
Write off of acquisition costs	7,992,000	-
Write off of minority equity interest	30,000	-
Derivative - change in fair value	-	215,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,190)	(260)
Increase (decrease) in accounts payable and accrued liabilities	(35,951)	47,946
Increase (decrease) in due to related parties	(73,570)	602,241
Net cash used in operating activities	(163,470)	(128,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of minority equity investment	(30,000)	-
Loan receivable funds advanced	-	(215,000)
Net cash used in investing activities	(30,000)	(215,000)

Net change in cash	(193,470)	(343,726)
Cash, beginning of year	390,660	734,386

Cash, end of year	$197,190	$390,660

Non-cash financing and investing activities	$-	$-

Supplement Cash Flow Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

DIAMANTE MINERALS, INC.

Notes to Audited Financial Statements

July 31, 2017 and 2016

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Diamante Minerals, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to July 31, 2017, the Company has accumulated losses of $9,515,316.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at July 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	July 31, 2017	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$197,190	$197,190	$-	$-
Derivative asset	-	-	-	-
Total	$197,190	$197,190	$-	$-

While it currently has $nil value, the Company’s derivative asset (note 8) represents a Level 3 asset.

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

Recent Accounting Pronouncements

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

•	Debt prepayment or debt extinguishment costs
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing
•	Contingent consideration payments made after a business combination
•	Proceeds from the settlement of insurance claims
•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies
•	Distributions received from equity method investees
•	Beneficial interests in securitization transactions
•	Separate identifiable cash flows and application of the predominance principle

This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted.

In May 2017, FASB issued Accounting Standards Update (ASU) No. 201709 Compensation – Stock compensation. The Board is issuing this Update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

NOTE 3 - BATOVI DIAMOND PROJECT

On November 20, 2014, the Company entered into a formal joint venture agreement (“the Joint Venture”) with Mineracao Batovi Ltda. (“Mineracao Batovi”), a private Brazilian mineral exploration company which at that time held 21 federal exploration licenses comprising the Batovi Diamond Project located north of Paranatinga in the State of Mato Grosso, Brazil. This was superseded by an amended and restated joint venture agreement (the “Amended and Restated Joint Venture Agreement”) with Mineracao Batovi and Dr. Charles Fipke, the shareholder of Mineracao Batovi, dated January 25, 2017 which provided the Company with the right to acquire up to a 49% interest in Mineracao Batovi. As per the Amended and Restated Joint Venture Agreement, the Company was required to contribute $1,000,000 in cash to Mineracao Batovi on or before June 30, 2017, in order to earn a 17.6% interest in Mineracao Batovi, this being in addition to the Company’s existing 2.4% equity interest which was acquired during the year ended July 31, 2017 from a former shareholder for $30,000.

On November 20, 2014, the Company issued 2,700,000 fully paid and non-assessable common shares valued at $7,992,000 to Kel-Ex Developments Ltd. (“Kel-Ex”) with a fair market value of $2.96 per share in connection with Kel-Ex’s involvement with the Batovi Diamond Project.

As at the July 31, 2017 year end, the agreement has expired, without the Company making any cash contributions to Mineracao Batovi. As such, the previously capitalized acquisition costs for the Brazil project of $7,992,000 have been written off.

The Company continues to own a 2.4% minority interest in Mineracao Batovi, which was purchased for $30,000. At present, it is not yet determinable as to whether or not Mineracao Batovi retains the claims of the Batovi project. Due to this uncertainly, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment purchase of $30,000 has been recorded in the year ended July 31, 2017.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2017, the Company’s director invoiced $3,716 (year ended July 31, 2016 – $2,177) to the Company to cover the Company’s operating expenses. The balance was repaid in full in fiscal 2017.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex, a privately-held British Columbia corporation that is under common control with Mineracao Batovi and is also significant shareholder of the Company; and Metalex Ventures Ltd. (“Metalex”), a publicly traded company. Kel-Ex shares the services of the Company’s Chief Financial Officer and Metalex shares the services of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer. During the year ended July 31, 2017, the related parties invoiced the Company for the following services and amounts:

	Year ended
	July 31, 2017	July 31, 2016

Administrative fees (10%)	$1,237	$1,444
Geological consulting fees	310	1,261
Shared office and administrative costs	9,192	9,237
Shared project expenditures	3,716	3,316
Total related party expenditures included in General and administrative expenses	$14,455	$15,258

	Year ended
	July 31, 2017	July 31, 2016

Element 29 Ventures Ltd.	$3,716	$2,177
Kel-Ex Developments Ltd.	6,103	8,664
Metalex Ventures Ltd.	4,636	4,417
	$14,455	$15,258

As at July 31, 2017, the following balances have been included within accounts payable:

	As at
	July 31, 2017	July 31, 2016
Kel-Ex Developments Ltd.	$1,931	$5,341
Metalex Ventures Ltd.	607	1,359
	$2,538	$6,700

As at July 31, 2017, $538,156 in management fees earned by the Chief Executive Officer pursuant to the CEO Employment Agreement was included as due to a related party (2016 – $609,392); $145,271 in management fees earned by the Chief Financial Officer pursuant to the CFO agreement was included as due to a related party (2016 – $147,605).

NOTE 5 - CAPITAL STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

There were 52,042,286 shares of common stock issued and outstanding as at July 31, 2016 and July 31, 2017.

On January 27, 2017, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of the Company at a price of $0.1695 per share. The Company planned to use the proceeds from this offering to fund the acquisition of the 17.6% equity interest in Mineracao Batovi, provide working capital and expand the business. The registration statement was declared effective by the SEC as of March 9, 2017; no common stock had been sold pursuant to the registration statement as of July 31, 2017.

In connection with the termination of the Amended and Restated Joint Venture Agreement (Note 3), the Company has elected not to proceed with the offering of common stock. The Company’s request for the SEC’s consent to withdraw the registration statement was verbally received on August 21, 2017.

Share-based Expenses

During the year ended July 31, 2016, certain stock options expired without being exercised. As such, as at July 31, 2016 and 2017, the Company had no options outstanding. A total of $5,191,122 was reclassified to deficit upon expiration during the year ended July 31, 2016.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an Employment Agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years. As compensation for his services, Mr. Ulansky shall receive an annual base salary of $400,000 for the first year of the Employment Agreement, $450,000 for the second year and $500,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Mr. Ulansky in deferred shares units of the Company based on the 90-day volume weighted average price (“VWAP”) of the common shares of the Company at the end of each quarter. As at July 31, 2017, $538,156 (July 31, 2016 – $609,392) has been accrued in accounts payable, which equates to 4,679,613 shares (July 31, 2016 – 1,324,767) if Mr. Ulansky were to leave the Company.

On July 12, 2015, the Company and Jennifer Irons entered into an Employment Agreement (the “CFO Employment Agreement”, together with the CEO Employment Agreement, known as “the Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years. As compensation for her services, Ms. Irons shall receive an annual base salary of $125,000 for the first year of the Employment Agreement, $137,500 for the second year and $150,000 for the third year. The Company shall have the right to pay the salary or any other amounts payable to Ms. Irons in deferred share units of the Company based on the 90-day VWAP of the common shares of the Company at the end of each quarter. As at July 31, 2017, $145,271 (July 31, 2016 – $147,605) has been accrued in accounts payable, which equates to 1,263,222 shares (July 31, 2016 – 320,880) if Ms. Irons were to leave the Company.

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

During the year ended July 31, 2017, the Company issued 4,297,188 deferred share units under the employment agreements; while the value of these deferred share units has been accrued as a liability each quarter, due to the changes in market price of the shares, the Company recorded a recovery of management fees of $73,570 during the year ended July 31, 2017.

Pursuant to their respective Employment Agreements, the Company has structured individual Deferred Share Unit Plans for each of Mr. Ulansky and Ms. Irons effective as of, respectively, October 16, 2014 and July 12, 2015. Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons have agreed, for the advancement of the Company, to waive a portion of the DSUs that have been issued to them under their respective Deferred Share Unit Plans. By mutual agreement, no further DSUs will be issued under these plans.

NOTE 7 - INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net the loss before provision for income taxes for the following reasons:

	July 31, 2017	July 31, 2016

Loss for the year	$(8,074,759)	$(993,653)

Income tax recovery at statutory rate	$(2,745,418)	$(337,842)
Permanent difference and other	$2,416,418	$-
Change in valuation allowance	329,000	337,842
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2017	July 31, 2016

Non-operating loss carryforward	$452,000	$123,000
Valuation allowance	(452,000)	(123,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $86,001 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

During the year ended July 31, 2016, it came to the attention of management that no tax filings had been submitted for the Company since its inception. While the Company had no taxable income and incurred no corporate taxes payable, there were certain reporting requirements that were not submitted by the appropriate deadlines. Upon filing, the Company incurred a $10,000 penalty for each of the 2012, 2013 and 2014 year ends, for a total of $30,000. The Company then filed a request to waive the penalties and, during the year ended July 31, 2017, received notice of assessments for these tax years. The Company filed an objection to these assessments and succeeded in having the penalties waived. As such, a recovery of tax filing penalties has been recorded in the statement of operations.

NOTE 8 - DERIVATIVE ASSET

On January 22, 2016, the Company entered into a loan agreement with Blendcore LLC, a Delaware corporation (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), which is a subsidiary of Petaquilla Minerals Ltd., a Canadian public company, pursuant to which the Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”). Petaquilla Gold, as the owner of the minerals sourced at the Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. In exchange for the provision of the Loan, the Company is entitled to a royalty of 12.5% on the first 1,000 ounces of gold produced per month for 12 months (the “Royalty period”). The Royalty Period is to commence once production ramps up to 1,000 ounces per month. For monthly production between 1,001 and 2,000 ounces of gold per month, the Company is to receive a reduced royalty of 5%. In addition to the royalty stream, the Company has the right of first option to provide funding for the expansion and development of the Mine. The Loan is to be forgiven provided that there are at least 12,000 ounces of gold produced during the Royalty Period. Upon the completion of the Royalty Period, the Company has the option to extend the royalty for a further 12 month period through the provision of a second $250,000 loan on substantially the same terms as the initial loan. This right shall survive the royalty agreement by a period of one year. As at July 31, 2017, the Company has advanced $215,000 to Blendcore LLC.

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

The changes in the estimated fair value from the derivative along with cash receipts each reporting period are presented together on the Statement of Operations under the caption, “Derivative – change in fair value”.

At present, the gold mine has not been restarted. The Company has engaged the services of a legal firm in Panama to determine appropriate title to the claim and our course of action to receive the funds advanced. As such, while the Company continues to work to recover the funds, it currently considers there to be negligible chance of recovery and has accordingly valued the derivate as at July 31, 2017 at $Nil (July 31, 2016 - $Nil).

NOTE 9 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2017, the Company incurred a net loss of $8,074,759. As at July 31, 2017, the Company had an accumulated deficit of $9,515,316 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: October 30, 2017	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, and sole director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2017
/s/ Chad Ulansky
Chad Ulansky

President, Secretary, and sole director (Principal Executive Officer)

27