Form 10-Q
period 2017-10-31
DIAMANTE MINERALS, INC.
filed 2017-12-08
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

As of December 8, 2017, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

All references in this Form 10-Q to the “Company”, “Diamante”, “Diamante Minerals”, “we” ,”us” ,or “our” are to Diamante Minerals Inc.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended July 31, 2017, filed with the Securities and Exchange Commission on October 30, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2018.

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

October 31, 2017

DIAMANTE MINERALS, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	October 31, 2017	July 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$165,593	$197,190
Prepaid expenses	-	1,450
Total Current Assets	165,593	198,640

TOTAL ASSETS	$165,593	$198,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$22,135	$24,218
Due to related parties (Note 3 & 4)	35,657	683,427
Total Current Liabilities	57,792	707,645

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, par value $0.001, 300,000,000 shares authorized, 52,042,286 (July 31, 2017 - 52,042,286) shares issued and outstanding (Note 5)	52,042	52,042
Additional paid-in capital (Note 5)	8,954,269	8,954,269
Accumulated deficit	(8,898,510)	(9,515,316)
Total Stockholders’ Equity (Deficiency)	107,801	(509,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$165,593	$198,640

Commitments and contingencies (Note 4)

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Operations

(Unaudited – Expressed in US Dollars)

	Three months ended
	October 31, 2017	October 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	6,557	5,012
Management fees (recovery) (Note 4)	(647,770)	(360,969)
Professional fees	24,407	31,200
TOTAL OPERATING EXPENSES	(616,806)	(324,757)
INCOME BEFORE INCOME TAXES	616,806	324,757
Provision for income taxes	-	-
NET INCOME	$616,806	$324,757

Basic Income per Common Share	$0.01	$0.01

Basic Weighted Average Common Shares Outstanding	52,042,286	52,042,286

Diluted Loss per Common Share	$(0.00)	$(0.00)

Diluted Weighted Average Common Shares Outstanding	52,933,720	53,687,939

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficiency)

(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance at July 31, 2017	52,042,286	$52,042	$8,954,269	$(9,515,316)	$(509,005)

Net income for the period	-	-	-	616,806	616,806
Balance at October 31, 2017	52,042,286	$52,042	$8,954,269	$(8,898,510)	$107,801

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Cash Flows

(Unaudited – Expressed in US Dollars)

	Three months ended
	October 31, 2017	October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$616,806	$324,757
Adjustments to reconcile net income to net cash used by operating activities:
Management fees recovery	(647,770)	(360,969)
Changes in operating assets and liabilities:
Decrease in prepaid expense	1,450	260
Decrease in accounts payable and accrued liabilities	(2,083)	(28,306)
Net cash used in operating activities	(31,597)	(64,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

Net change in cash	(31,597)	(64,258)
Cash - beginning of period	197,190	390,660

Cash - end of period	$165,593	$326,402

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Notes to Unaudited Condensed Financial Statements

October 31, 2017

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Diamante Minerals, Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to October 31, 2017, the Company has accumulated losses of $8,898,510.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2017 audited financial statements. The results of operations for the period ended October 31, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at October 31, 2017 and for the three months ended October 31, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

NOTE 3 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is $2,379 (July 31, 2017 – $2,538) in amounts due to companies with common management.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant shareholder of the Company, which shares the services of the Chief Financial Officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of the CEO and the CFO. During the three month period ended October 31, 2017, the related parties invoiced the Company for the following services and amounts:

	Three month period ended
	October 31,	October 31,
	2017	2016

Administrative fees (10%)	$140	$161
Shared office and administrative costs	3,250	2,953
	$3,390	$3,114

	Three month period ended
	October 31,	October 31,
	2017	2016

Kel-Ex Developments Ltd.	$3,037	$1,664
Metalex Ventures Ltd.	353	1,450
	$3,390	$3,114

As at October 31, 2017, the following balances have been included within accounts payable:

	As at
	October 31, 2017	July 31, 2017

Kel-Ex Developments Ltd.	$2,379	$1,931
Metalex Ventures Ltd.	-	607
	$2,379	$2,538

As at October 31, 2017, the cumulative $28,077 in management fees earned by the Chief Executive Officer and the $7,580 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties (see Note 4).

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and Chad Ulansky entered into an employment agreement (the “CEO Employment Agreement”), pursuant to which Mr. Ulansky is employed by the Company as its Chief Executive Officer for three years. On July 12, 2015, the Company and Jennifer Irons entered into an employment agreement (the “CFO Employment Agreement”, and together with the CEO Employment Agreement, the “Employment Agreements”), pursuant to which Ms. Irons is employed by the Company as its Chief Financial Officer for three years. Under these plans, deferred stock units (“DSUs”) were issued on a quarterly basis to both Mr. Ulansky and Ms. Irons.

Pursuant to their respective Employment Agreements, the Company has structured individual Deferred Share Unit Plans for each of Mr. Ulansky and Ms. Irons effective as of, respectively, October 16, 2014 and July 12, 2015. As of August 1, 2017, Mr. Ulansky and Ms. Irons have agreed, for the advancement of the Company, to waive a portion of the DSUs that have been issued to them under their respective Deferred Share Unit Plans. By mutual agreement, no further DSUs will be issued under these plans.

The Company has the right to pay the balance or any other amounts payable to Mr. Ulansky and Ms. Irons in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter. As at October 31, 2017, 701,942 shares (July 31, 2017 – 4,679,613) are issuable if Mr. Ulansky were to leave the Company, which equates to $28,077 (July 31, 2017 – $538,156); 189,492 shares (July 31, 2017 – 1,263,222) are issuable to Ms. Irons if she were to leave the Company, which equates to $7,580 (July 31, 2017 – $145,271). These amounts have been included in due to related parties.

During the three month period ended October 31, 2017, the Company recorded a net recovery of $647,770 in management fees and due to related party as a result of the waiver and the decrease in market price of the Company.

NOTE 5 - COMMON STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issued and Outstanding Stock

There were 52,042,286 shares of common stock issued and outstanding as at October 31, 2017 and July 31, 2017.

On January 27, 2017, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of the Company at a price of $0.1695 per share. The Company planned to use the proceeds from this offering to fund the acquisition of a 17.6% equity interest in Mineracao Batovi, provide working capital and expand the business. The registration statement was declared effective by the SEC as of March 9, 2017; no common stock had been sold pursuant to the registration statement. In connection with the termination of the Amended and Restated Joint Venture Agreement (Note 7), the Company elected not to proceed with the offering of common stock. The Company’s request for the SEC’s consent to withdraw the registration statement was verbally received on August 21, 2017.

NOTE 6 – EARNINGS PER SHARE

Basic Earnings Per Share

Basic earnings per share is calculated by dividing the net profit for the year by the weighted average number of common shares outstanding during the financial year of the Company.

	Three month period ended
	October 31, 2017	October 31, 2016
Net Income for the period	$616,806	$324,757

Number of common shares outstanding	52,042,286	52,042,286

Basic Earnings per Share	$0.01	$0.01

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

	Three month period ended
	October 31, 2017	October 31, 2016
Net Income for the period	$616,806	$324,757
Gains associated with DSUs	(647,769)	(360,969)
Adjusted Net Income (Loss) for the period	$(30,963)	$(36,212)

Number of common shares outstanding	52,042,286	52,042,286
DSUs at beginning of period	5,942,841	1,645,653
DSUs issued during the period*	-	-
DSUs waived during the period**	(5,051,407)	-
Adjusted number of common shares outstanding	52,933,720	53,687,939

Diluted Earnings (Loss) per Share	$(0.00)	$(0.00)

__________

* Shares were issued on the final day of the three month period; accordingly, for the three month period, any weighted average issued and outstanding would be nil. As of August 1, 2017, no further DSUs are being issued by the Company.

** Shares were waived as of August 1, 2017. As such, there were 891,434 DSUs outstanding throughout the entire three month period ended October 31, 2017.

NOTE 7 – BATOVI DIAMOND PROJECT

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

NOTE 8 – DERIVATIVE ASSET

On January 22, 2016, the Company entered into a loan agreement with Blendcore LLC, a Delaware corporation (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), which is a subsidiary of Petaquilla Minerals Ltd., a Canadian public company, pursuant to which the Company has agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”). Petaquilla Gold, as the owner of the minerals sourced at the Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama (the “Mine”), has engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. In exchange for the provision of the Loan, the Company is entitled to a royalty of 12.5% on the first 1,000 ounces of gold produced per month for 12 months (the “Royalty period”). The Royalty Period is to commence once production ramps up to 1,000 ounces per month. For monthly production between 1,001 and 2,000 ounces of gold per month, the Company is to receive a reduced royalty of 5%. In addition to the royalty stream, the Company has the right of first option to provide funding for the expansion and development of the Mine. The Loan is to be forgiven provided that there are at least 12,000 ounces of gold produced during the Royalty Period. Upon the completion of the Royalty Period, the Company has the option to extend the royalty for a further 12 month period through the provision of a second $250,000 loan on substantially the same terms as the initial loan. This right shall survive the royalty agreement by a period of one year. As at October 31, 2017, the Company has advanced $215,000 to Blendcore LLC.

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

The changes in the estimated fair value from the derivative along with cash receipts for each reporting period are presented together on the Statement of Operations under the caption, “Derivative – change in fair value”.

At present, the gold mine has not been restarted. The Company has engaged the services of a legal firm in Panama to determine appropriate title to the claim and our course of action to recover the funds advanced. As such, while the Company continues to work to recover the funds, it currently considers there to be negligible chance of recovery and has accordingly valued the derivative as at October 31, 2017 at $Nil (July 31, 2017 – $Nil).

NOTE 9 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended October 31, 2017, the Company had net income of $616,806, which is the result of a recovery of management fees. As at October 31, 2017, the Company had an accumulated deficit of $8,898,510 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the three month periods ended October 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three month periods ended October 31, 2017 and 2016. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2017, filed with the Securities and Exchange Commission on October 30, 2017.

Overview of Our Business

Our Company was incorporated under the laws of the State of Nevada, U.S.A. on October 26, 2010 as Oconn Industries Corp. On March 11, 2014, the Company changed its name to Diamante Minerals, Inc. The Company is in the business of acquiring and exploring mineral properties.

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

We have been advised by Mineracao Batovi that it did not make the payments required to renew the mineral claims comprising the Batovi Diamond Project by the deadline of July 29, 2017. In August, 2017, we sought preliminary advice as to the implications of such non-payment from Brazilian counsel, who confirmed at that time that, according to the website maintained by Brazil’s Departamento Nacional de Produção Mineral (National Department of Mineral Production; commonly referred to as the “DNPM”), the mineral claims are valid but subject to notation indicating that an infraction punishable by fines has been lodged in respect of each of them. The nature of each infraction and the amount of each fine are not part of the public record available through the DNPM’s website, and Brazilian counsel advised that a review of the physical records maintained at the DNPM’s offices in Cuiaba city, State of Mato Grosso, Brazil would be required to confirm additional details. We have not instructed counsel to update his review of the DNPM’s the website, or to undertake a review of the DNPM’s physical records in light of the anticipated costs that would be involved.

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

We currently hold a 2.4% interest in Mineracao Batovi, having purchased that interest from a former shareholder for $30,000. Due to the uncertainty surrounding the status of the mineral claims underlying the Batovi Diamond Project, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment was recorded in our audited annual financial statements for the year ended July 31, 2017; no change to this impairment has been made in the three month period ended October 31. 2017.

As discussed elsewhere in this quarterly report, pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month from the processing of ore stockpiled at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. Petaquilla Minerals’ ability to continue as a going concern is unclear to our Company’s management, and it is unclear what impact, if any, Petaquilla Minerals’ circumstances – including any potential solvency issues - will have on the planned processing operations at the Molejon Gold Mine, and whether Petaquilla Gold’s interests in the Molejon Gold Mine will be subject to claims by third parties. At present, the planned processing operations at the Molejon Gold Mine have not been restarted. The Company has engaged a law firm in Panama to determine appropriate title to the claim and our course of action to seek recovery of $215,000 advanced by way of loan to Blendcore LLC, as the operator of planned processing activities at the mine. As such, a derivative change in fair value equal to the amount of the loan has been recorded in our financial statements for the three month period ended October 31, 2017.

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

Results of Operations

We have generated no revenues since inception and have a net recovery of costs of $616,806 during the three months ended October 31, 2017.

The following table provides selected financial data about our Company for the three months ended October 31, 2017 and the year ended July 31, 2017.

Balance Sheet Date	October 31, 2017	July 31, 2017

Cash	$165,593	$197,190
Total Assets	$165,593	$198,640
Total Liabilities	$57,792	$707,645
Stockholders’ Equity	$107,801	$(509,005)

Plan of Operation

On January 27, 2017, we filed a registration statement with the Securities and Exchange Commission on Form S-1 under the Securities Act of 1933, as amended, to register the offer and sale of up to 10,000,000 common shares of our Company (SEC File No. 333-215779). The registration statement was declared effective by the SEC as of March 9, 2017. No common stock was sold pursuant to the registration statement. Upon learning of uncertainty of the status of the Mineracao Batovi claims, and the expiration of our agreement with Mineracao Batovi, we requested the SEC’s consent to withdraw the registration statement pursuant to Rule 477 under the Securities Act on August 18, 2017; verbal approval of this was granted on August 21, 2017. Should Mineracao Batovi retain title to the claims, the Company intends to renegotiate the agreement with them in the hopes of continuing on with the project.

On January 22, 2016, we entered into a loan agreement (the “Loan Agreement”) with Blendcore LLC, a Delaware corporation (“Blendcore”) and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), pursuant to which our Company agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”).

Petaquilla Gold, as the owner of minerals sourced from the Molejon Gold Mine located in Donoso District, Colon Province of Panama, engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. The Loan proceeds were to be applied by Blendcore in that capacity in accordance with a use-of-funds budget (the “Budget”) that was annexed to the Loan Agreement. Petaquilla Gold is a party to the Loan Agreement in its capacity as the title holder of the minerals, but is not entitled to receive any advances under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Loan was to be advanced in three tranches as follows:

•	US$50,000 was advanced upon execution of the Loan Agreement;

•	US$100,000 was required to be advanced within 2 weeks from the execution of the Loan Agreement, and was in fact advanced on January 27, 2016; and

•	US$100,000 was to be advanced as required in accordance with the Budget.

As at October 31, 2017, we have advanced $215,000 to Blendcore LLC.

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

Petaquilla Gold and Blendcore entered into a Collateral Assignment Agreement dated January 11, 2016 (the “Collateral Assignment Agreement”; a copy of which is annexed to the Loan Agreement), pursuant to which Petaquilla Gold collaterally assigned to Blendcore such number of ounces of gold from that which is mined at the Mine as shall be necessary to enable Blendcore to satisfy its obligations to our Company under the Loan Agreement. By letter of authorization dated January 18, 2016, Petaquilla Gold has consented to the transfer by Blendcore to our Company of Blendcore’s rights under the Collateral Assignment Agreement.

Blendcore has failed to restart processing operations at the Mine, and our position is that the Loan is in default. We have demanded payment from Blendcore and Petaquilla Gold S.A., but have not received satisfactory responses to our demand. Separate and apart from the issues arising with respect to the loan to Blendcore, we have engaged a law firm in Panama to pursue the acquisition of the Molejon Gold Mine. Representatives of this firm are in discussions with a committee formed by the Panamanian government to oversee the transfer of interests of the Molejon Gold Mine.

Limited Operating History; Need for Additional Capital

In order to move forward with exploration projects, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing shareholders.

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

We anticipate that we will need $2,400,000 to fund the next 12 months of our operations, including our efforts to acquire the Molejon Gold Mine. If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations. We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources

Working Capital

	October 31, 2017	July 31, 2017

Current Assets	$165,593	$198,640
Current Liabilities	57,792	707,645
Working Capital (Deficiency)	$107,801	$(509,005)

Cash Flows

	Three Months Ended	Three Months Ended
	October 31, 2017	October 31, 2016
Cash Flows used in Operating Activities	$(31,597)	$(64,258)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(31,597)	$(64,258)

As at October 31, 2017, our Company’s cash balance was $165,593 compared to $197,190 as at July 31, 2017. The decrease in cash was due to cash used in general office activities.

As at October 31, 2017, our Company had total liabilities of $57,792 compared with total liabilities of $707,645 as at July 31, 2017. The decrease in total liabilities was primarily attributed to a recovery of management fees pursuant to the waiver of the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at October 31, 2017, our Company had working capital of $107,801 compared with working capital deficit of $509,005 as at July 31, 2017. The decrease in working capital deficit was primarily attributed to management fees adjusted during the period.

Cash Flow from Operating Activities

During the three months ended October 31, 2017, our Company used $31,597 in cash from operating activities compared to cash used by operating activities of $64,258 during the three months ended October 31, 2016.

Cash Flow from Investing Activities

During the three months ended October 31, 2017 and 2016, our Company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2017 and 2016, our Company used $nil cash for financing activities.

For the three months ended October 31, 2017 and 2016

Revenues

Our Company did not generate any revenues during the three months ended October 31, 2017 and 2016.

Total operating expenses

For the three months ended October 31, 2017, total operating expenses were a net recovery of $616,806, which included general and administrative expenses of $6,557, management fee recovery adjustment of $647,770, and professional fees of $24,407.

For the three months ended October 31, 2016, total operating expenses were a net recovery of $324,757, which included general and administrative expenses of $5,012, management fees recovery of $360,969, and professional fees of $31,200.

Income

For the three months ended October 31, 2017, our Company had net income of $616,806, as compared to income for the three months ended October 31, 2016 of $324,757. General and administrative costs during these periods have increased in the current year, due to higher admin staff costs. In the current period, our Company recorded a recovery of management fees due to a waiver of management fees, along with a decline in the fair market value of the stock price; as total accrued management fees are based on this price, there was a decrease in the total amount owing to the CEO and the CFO under their respective employment agreements. In the prior period, management fees were comprised of the amounts issued, along with the resulting decrease due to fluctuations in market price. Professional fees during these periods have decreased; in the prior year period, the Company incurred additional legal costs related to the Loan to Blendcore, as well as additional legal and accounting costs for the filing of our registration statement on Form S-1 under the Securities Act of 1933, as amended.

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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce. However, at October 31, 2017, we had only a minor interest in the Mineracao Batovi Ltda. (2.4%), and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun. Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar; however, a portion of our business is transacted in the Canadian dollar. To date, foreign exchange currency fluctuations have not had a material impact on our results of operations. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Country Risk

We are subject to market risk related to our operations in foreign jurisdictions. In light of the borrower’s default under our Loan Agreement with Blendcore and Petaquilla Gold, we have taken preliminary steps to seize the Molejon Gold Mine in the Republic of Panama.

Foreign countries expose our Company to risks that may not otherwise be experienced if our operations were domestic. The risks include, but are not limited to, those arising under local laws relating to environmental protection, land use, water use, health and safety, labor, restrictions on production, price controls, currency remittance, and maintenance of mineral tenure and expropriation of property. For example, changes to regulations in Panama relating to royalties, allowable production, importing and exporting of gold and environmental protection, may result in our Company not receiving an adequate return on investment capital.

Although the operating environments in Panama are considered more favourably compared to those in certain other developing countries, there are still political risks. These risks include, but are not limited to: terrorism, hostage taking, military repression, expropriation, extreme fluctuations in currency exchange rates, high rates of inflation and labor unrest. Changes in mining or investment policies or shifts in political attitudes in these countries may also adversely affect our Company's business. In addition, there may be greater exposure to a risk of corruption and bribery (including possible prosecution under the federal Corruption of Foreign Public Officials Act). Also, in the event of a dispute arising in foreign operations, our Company may be subject to the exclusive jurisdiction of foreign courts and may be hindered or prevented from enforcing its rights. Furthermore, it is possible that future changes in taxes in any of the countries in which our Company operates will adversely affect our Company's operations and economic returns.

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

As disclosed in our most recent annual report on Form 10-K, our President (our principal executive officer and principal financial officer) assessed the effectiveness of our internal control over financial reporting at July 31, 2017, and determined that, as of July 31, 2017, our internal control over financial reporting was not effective due to the existence of certain material weaknesses disclosed in the annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: December 8, 2017	/s/ Chad Ulansky
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive Officer)

