Form 10-Q
period 2018-01-31
DIAMANTE MINERALS, INC.
filed 2018-03-02
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

As of March 2, 2018, there were 52,042,286 shares of the issuer’s common stock, par value $0.001, outstanding.

DIAMANTE MINERALS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

DIAMANTE MINERALS, INC.

INDEX TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2018

DIAMANTE MINERALS, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	January 31, 2018	July 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$126,377	$197,190
Prepaid expenses	-	1,450
Total Current Assets	126,377	198,640

TOTAL ASSETS	$126,377	$198,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$8,213	$24,218
Due to related parties (Note 3 & 4)	44,572	683,427
Total Current Liabilities	52,785	707,645

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, par value $0.001, 300,000,000 shares authorized,
52,042,286 (July 31, 2017 - 52,042,286) shares issued and outstanding (Note5)	52,042	52,042
Additional paid-in capital (Note 5)	8,954,269	8,954,269
Accumulated deficit	(8,932,719)	(9,515,316)
Total Stockholders’ Equity (Deficiency)	73,592	(509,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$126,377	$198,640

Commitments and contingencies (Note 4)

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Operations

(Unaudited – Expressed in US Dollars)

	Three months ended		Six months ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	8,659	6,731	15,216	11,744
Management fees (recovery)	8,915	174,478	(638,855)	(186,492)
Professional fees	16,635	40,104	41,042	71,304
TOTAL OPERATING EXPENSES	34,209	221,313	(582,597)	(103,444)
INCOME (LOSS) FROM OPERATIONS	(34,209)	(221,313)	582,597	103,444
OTHER INCOME AND LOSS
Interest income	-	-	-	-
TOTAL OTHER INCOME AND LOSS	-	-	-	-
INCOME (LOSS) BEFORE INCOME TAXES	(34,209)	(221,313)	582,597	103,444
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(34,209)	$(221,313)	$582,597	$103,444

Basic Income (Loss) per Common Share (Note 6)	$(0.00)	$(0.00)	$0.01	$0.00

Diluted Income (Loss) per Common Share (Note 6)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic Weighted Average Common Shares Outstanding (Note 6)	52,042,286	52,042,286	52,042,286	52,042,286

Diluted Weighted Average Common Shares Outstanding (Note 6)	52,933,720	54,698,705	52,933,721	55,265,483

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficiency)

(Unaudited – Expressed in US Dollars)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance at July 31, 2017	52,042,286	$52,042	$8,954,269	$(9,515,316)	$(509,005)

Net income for the period	-	-	-	582,597	582,597
Balance at January 31, 2018	52,042,286	$52,042	$8,954,269	$(8,932,719)	$73,592

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Condensed Statements of Cash Flows

(Unaudited – Expressed in US Dollars)

	Six months ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$582,597	$103,444
Adjustments to reconcile net income to
net cash used by operating activities:
Management fees recovery	(638,855)	(186,492)
Changes in operating assets and liabilities:
Decrease in prepaid expense	1,450	260
Decrease in accounts payable and accrued liabilities	(16,005)	(45,877)
Net cash used in operating activities	(70,813)	(128,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineracao Batovi Ltda. interest	-	(30,000)
Net cash used in investing activities	-	(30,000)

Net change in cash	(70,813)	(158,665)
Cash - beginning of period	197,190	390,660

Cash - end of period	$126,377	$231,995

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIAMANTE MINERALS, INC.

Notes to Unaudited Condensed Financial Statements

January 31, 2018

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Diamante Minerals, Inc. (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on October 26, 2010. The Company is in the business of acquiring and exploring mineral properties.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to January 31, 2018, the Company has accumulated losses of $8,932,719.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2017 audited financial statements. The results of operations for the period ended January 31, 2018 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The financial information at January 31, 2018 and for the six months ended January 31, 2018 and 2017 are unaudited but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

Use of Estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

NOTE 3 - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is $3,332 (July 31, 2017 – $2,538) in amounts due to companies with common management.

The Company shares office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant shareholder of the Company, which shares the services of the Chief Financial Officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of the CEO and the CFO. During the three and six month periods ended January 31, 2018, the related parties invoiced the Company for the following services and amounts:

	Three month period ended		Six month period ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017

Administrative fees (10%)	$483	$434	$830	$595
Shared office and administrative costs	2,675	1,925	5,925	4,878

	$3,158	$2,359	$6,755	$5,473

	Three month period ended		Six month period ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017

Element 29 Ventures Ltd.	$-	$42	$-	$42
Kel-Ex Developments Ltd.	3,158	1,656	6,402	3,320
Metalex Ventures Ltd.	-	661	353	2,111

	$3,158	$2,359	$6,755	$5,473

As at January 31, 2018, the following balances have been included within accounts payable:

	As at
	January 31, 2018	July 31, 2017

Kel-Ex Developments Ltd.	$3,332	$1,931
Metalex Ventures Ltd.	-	607

	$3,332	$2,538

As at January 31, 2018, the cumulative $35,097 in management fees earned by the Chief Executive Officer and the $9,475 in management fees earned by the Chief Financial Officer pursuant to the Employment Agreements were included as due to related parties (see Note 4).

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

The Company has the right to pay the balance or any other amounts payable to Mr. Ulansky and Ms. Irons in shares of deferred stock units of the Company based on the 90-day volume weighted average price (“VWAP”) of the shares of the common stock of the Company at the end of each quarter. As at January 31, 2018, 701,942 shares (July 31, 2017 – 4,679,613) are issuable if Mr. Ulansky were to leave the Company, which equates to $35,097 (July 31, 2017 – $538,156); 189,492 shares (July 31, 2017 – 1,263,222) are issuable to Ms. Irons if she were to leave the Company, which equates to $9,475 (July 31, 2017 – $145,271). These amounts have been included in due to related parties.

During the six month period ended January 31, 2018, the Company recorded a net recovery of $638,855 in management fees and due to related party as a result of the waiver and the decrease in market price of the Company.

NOTE 5 - COMMON STOCK

Authorized Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Issued and Outstanding Stock

There were 52,042,286 shares of common stock issued and outstanding as at January 31, 2018 and July 31, 2017.

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

	Three month period ended		Nine month period ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017

Net Income (Loss) for the period	$(34,209)	$(221,313)	$582,597	$103,444

Number of common shares outstanding	52,042,286	52,042,286	52,042,286	52,042,286

Basic Earnings per Share	$(0.00)	$(0.00)	$0.01	$0.00

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

	Three month period ended		Six month period ended
	January 31,	January 31,	January 31,	January 31,
	2018	2017	2018	2017

Net Income (Loss) for the period	$(34,209)	$(221,313)	$582,597	$103,444
Gains associated with DSUs	8,915	174,478	(638,855)	(186,492)
Adjusted Net Income (Loss) for the period	$(25,294)	$(46,835)	$(56,258)	$(83,048)

Number of common shares outstanding	52,042,286	52,042,286	52,042,286	52,042,286
DSUs at beginning of the period	891,434	1,645,653	5,942,841	1,645,653
DSUs issued during the period*	-	1,010,766	-	1,577,544
DSUs waived during the period**	-	-	(5,051,406)	-
Adjusted number of common shares outstanding	52,933,720	54,698,705	52,933,721	55,265,483

Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

_________

*	Shares were issued on the final day of the three month period; accordingly, for the three month period, any weighted average issued and outstanding would be nil. As of August 1, 2017, no further DSUs are being issued by the Company.

**	Shares were waived as of August 1, 2017. As such, there were 891,434 DSUs outstanding throughout the entire six month period ended January 31, 2018.

NOTE 7 – BATOVI DIAMOND PROJECT

The Company had previously entered into a formal joint venture agreement (“the Joint Venture”) with Mineracao Batovi Ltda. (“Mineracao Batovi”), a private Brazilian mineral exploration company which at that time held 21 federal exploration licenses comprising the Batovi Diamond Project located north of Paranatinga in the State of Mato Grosso, Brazil. Under the Joint Venture, the Company had the potential to earn up to a 49% interest in Mineracao Batovi in exchange for a $1,000,000 cash contribution prior to June 30, 2017. The Company capitalized acquisition costs of $7,992,000 associated with this project. As at the July 31, 2017 year end, the agreement has expired, without the Company making any cash contributions to Mineracao Batovi. As such, the previously capitalized acquisition costs for the Brazil project of $7,992,000 have been written off in the year ended July 31, 2017.

The Company continues to own a 2.4% minority interest in Mineracao Batovi, which was purchased for $30,000. Mineracao Batovi has advised the Company that it did not make the payments required to renew the mineral claims comprising the Batovi Diamond Project by the deadline of July 29, 2017. Due to the costs that would have to be incurred to determine whether or not Mineracao Batovi continues to retain any interest in the mineral claims, the Company has not taken any steps to do so. However, given the intervening period of time, the Company is treating the mineral claims as having lapsed. Due to this uncertainly, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment purchase of $30,000 has been recorded in the year ended July 31, 2017.

NOTE 8 – DERIVATIVE ASSET

On January 22, 2016, the Company entered into a loan agreement with Blendcore LLC, a Delaware corporation (“Blendcore”), and Petaquilla Gold, S.A., a Panama corporation (“Petaquilla Gold”), which is a subsidiary of Petaquilla Minerals Ltd., a Canadian public company, pursuant to which the Company agreed to advance a loan in the principal amount of US$250,000 to Blendcore (the “Loan”). Petaquilla Gold, as the owner of the minerals sourced at the Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama (the “Mine”), had engaged Blendcore, as master contractor, to act as operator in connection with the restarting of the processing of stockpiled ore at the Mine. In exchange for the provision of the Loan, the Company is entitled to a royalty of 12.5% on the first 1,000 ounces of gold produced per month for 12 months (the “Royalty period”). The Royalty Period is to commence once production ramps up to 1,000 ounces per month. For monthly production between 1,001 and 2,000 ounces of gold per month, the Company is to receive a reduced royalty of 5%. In addition to the royalty stream, the Company has the right of first option to provide funding for the expansion and development of the Mine. The Loan is to be forgiven provided that there are at least 12,000 ounces of gold produced during the Royalty Period. Upon the completion of the Royalty Period, the Company has the option to extend the royalty for a further 12 month period through the provision of a second $250,000 loan on substantially the same terms as the initial loan. This right shall survive the royalty agreement by a period of one year. As at January 31, 2018, the Company has advanced $215,000 to Blendcore LLC.

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

Blendcore has failed to restart processing operations at the Molejon Gold Mine, and the Company’s position is that the Loan is in default. The Company has demanded payment from Blendcore and Petaquilla Gold, but has not received satisfactory responses to its demand. The Company has engaged the services of a legal firm in Panama to determine appropriate title to the claim and our course of action to recover the funds advanced. As such, while the Company continues to work to recover the funds, it currently considers there to be negligible chance of recovery and has accordingly valued the derivate as at January 31, 2018 at $Nil (July 31, 2017 – $Nil).

NOTE 9 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended January 31, 2018, the Company had income of $582,597, which is the result of a recovery of management fees. As at January 31, 2018, the Company had an accumulated deficit of $8,932,719 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six month periods ended January 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six month periods ended January 31, 2018 and 2017. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those referenced under the heading “Risk Factors” and included in our annual report on Form 10-K for the year ended July 31, 2017, filed with the Securities and Exchange Commission on October 30, 2017.

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

We remain uncertain as to the status of the mineral claims, but, given the intervening period of time since the due date of the payments that were required to renew the mineral claims, we are treating the mineral claims as having lapsed.

We currently hold a 2.4% interest in Mineracao Batovi, having purchased that interest from a former shareholder for $30,000. Due to the uncertainty surrounding the status of the mineral claims underlying the Batovi Diamond Project, and to the fact that Mineracao Batovi’s only asset of value is these claims, an impairment equal to the original investment was recorded in our audited annual financial statements for the year ended July 31, 2017; no change to this impairment has been made in the six month period ended January 31. 2018.

As discussed elsewhere in this quarterly report, pursuant to an agreement dated January 22, 2016, we have acquired a limited royalty on the first 2,000 ounces of gold that may be produced per month from the processing of ore stockpiled at Petaquilla Minerals Ltd.’s Molejon Gold Mine located in Donoso District, Colon Province, Republic of Panama. Petaquilla Minerals’ ability to continue as a going concern is unclear to our Company’s management, and it is unclear what impact, if any, Petaquilla Minerals’ circumstances – including any potential solvency issues - will have on the planned processing operations at the Molejon Gold Mine, and whether Petaquilla Gold’s interests in the Molejon Gold Mine will be subject to claims by third parties. At present, the planned processing operations at the Molejon Gold Mine have not been restarted. The Company has engaged a law firm in Panama to determine appropriate title to the claim and our course of action to seek recovery of $215,000 advanced by way of loan to Blendcore LLC, as the operator of planned processing activities at the mine. As such, a derivative change in fair value equal to the amount of the loan has been recorded in our financial statements for the six month period ended January 31, 2018.

We currently have no interests in any other mineral resource projects, and we are a shell company for the purposes of the Securities Act of 1933, as amended.

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

Results of Operations

We have generated no revenues since inception and have a net loss of $34,209 during the three months ended January 31, 2018.

The following table provides selected financial data about our Company for the six months ended January 31, 2018 and the year ended July 31, 2017.

Balance Sheet Date	January 31, 2018	July 31, 2017

Cash	$126,377	$197,190
Total Assets	$126,377	$198,640
Total Liabilities	$52,785	$707,645
Stockholders’ Equity (Deficiency)	$73,592	$(509,005)

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

As at January 31, 2018, we have advanced $215,000 to Blendcore LLC.

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

Liquidity and Capital Resources

Working Capital

	January 31, 2018	July 31, 2017

Current Assets	$126,377	$198,640
Current Liabilities	52,785	707,645
Working Capital (Deficiency)	$73,592	$(509,005)

Cash Flows

	Six Months Ended	Six Months Ended
	January 31, 2018	January 31, 2017
Cash Flows used in Operating Activities	$(70,813)	$(128,665)
Cash Flows used in Investing Activities	-	(30,000)
Cash Flows provided by Financing Activities	-	-
Net change in Cash During the Period	$(70,813)	$(158,665)

As at January 31, 2018, our Company’s cash balance was $126,377 compared to $197,190 as at July 31, 2017. The decrease in cash was due to cash used in general office activities.

As at January 31, 2018, our Company had total liabilities of $52,785 compared with total liabilities of $707,645 as at July 31, 2017. The decrease in total liabilities was primarily attributed to a recovery of management fees pursuant to the waiver of the employment agreements with our Chief Executive Officer and our Chief Financial Officer.

As at January 31, 2018, our Company had working capital of $73,592 compared with working capital deficit of $509,005 as at July 31, 2017. The decrease in working capital deficit was primarily attributed to management fees adjusted during the period.

Cash Flow from Operating Activities

During the six months ended January 31, 2018, our Company used $70,813 in cash from operating activities compared to cash used by operating activities of $128,665 during the six months ended January 31, 2017.

Cash Flow from Investing Activities

During the six months ended January 31, 2018, our Company used $nil cash for investing activities compared to cash used by investing activities of $30,000 during the six months ended January 31, 2017.

Cash Flow from Financing Activities

During the six months ended January 31, 2018 and 2017, our Company used $nil cash for financing activities.

For the six months ended January 31, 2018 and 2017

Revenues

Our Company did not generate any revenues during the six months ended January 31, 2018 and 2017.

Total operating expenses

For the six months ended January 31, 2018, total operating expenses were a net recovery of $582,597, which included general and administrative expenses of $15,216, management fee recovery adjustment of $638,855, and professional fees of $41,042.

For the six months ended January 31, 2017, total operating expenses were a net recovery of $103,444, which included general and administrative expenses of $11,744, management fees recovery of $186,492, and professional fees of $71,304.

Income

For the six months ended January 31, 2018, our Company had income of $582,597, as compared to income for the six months ended January 31, 2017 of $103,444. General and administrative costs during these periods have increased in the current year, due to higher admin staff costs. In the current period, our Company recorded a recovery of management fees due to a waiver of management fees, along with a decline in the fair market value of the stock price; as total accrued management fees are based on this price, there was a decrease in the total amount owing to the CEO and the CFO under their respective employment agreements. In the prior period, management fees were comprised of the amounts issued, along with the resulting decrease due to fluctuations in market price. Professional fees during these periods have decreased; in the prior year period, the Company incurred additional legal costs related to the Loan to Blendcore, as well as additional legal and accounting costs for the filing of our registration statement on Form S-1 under the Securities Act of 1933, as amended.

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

Commodity Price Risk

We may in the future be subject to market risk related to the market price of rough diamonds, which are priced per carat, and gold, which is priced per ounce. However, at January 31, 2018, we had only a minor interest in the Mineracao Batovi Ltda. (2.4%) whose interests in the exploration licenses underlying the Batovi Diamond Project are likely to have lapsed, and the Royalty Period on Petaquilla Gold’s Molejon Gold Mine project had not yet begun. Accordingly, fluctuations in the market price of rough diamonds or gold do not currently have a direct impact on our operations.

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

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

DIAMANTE MINERALS INC.
(Registrant)

Dated: March 2, 2018	/s/ “Chad Ulansky”
Chad Ulansky

President, Secretary, Treasurer and a director (Principal Executive Officer)

