Form 10-Q
period 2018-04-30
iMine Corp
filed 2018-06-14
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

iMine Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8520 Allison Point Blvd Ste. 223 #87928 Indianapolis, Indiana 46250
(Address of principal executive offices)

877-464-6388
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 14, 2018, there were 78,542,286 shares of the issuer’s common stock, par value $0.001, outstanding.

iMINE CORPORATION

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management's of the Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

All references in this Form 10-Q to the “Company,” “iMine,” “we,” “us,” “our” and words of like import relate to are to iMine Corporation and its subsidiary.

PART I – FINANCIAL INFORMATION

iMINE CORPORATION

(formerly known as Diamante Minerals, Inc.)

Consolidated Balance Sheets

	April 30, 2018	July 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$53,443	$197,190
Prepaid inventory (Note 3)	331,600	-
Prepaid expenses (Note 3)	-	1,450
Total Current Assets	385,043	198,640

TOTAL ASSETS	$385,043	$198,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$85,973	$24,218
Due to related parties (Note 4)	164,706	683,427
Convertible notes (Note 6)	24,063	-
Total Current Liabilities	274,742	707,645

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, par value $0.001, 300,000,000 shares authorized, 78,542,286 and 52,042,286 shares issued and outstanding as at April 30, 2018 and July 31, 2017, respectively (Note 5)	78,542	52,042
Additional paid-in capital (Note 5)	10,761,769	8,954,269
Accumulated deficit	(10,730,010)	(9,515,316)
Total Stockholders’ Equity (Deficiency)	110,301	(509,005)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$385,043	$198,640

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

(formerly known as Diamante Minerals, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	262,085	6,807	277,302	18,551
Interest and accretion on convertible notes (Note 6)	24,063	-	24,063	-
Management fees (recovery)	(19,572)	(68,051)	(658,427)	(254,543)
Professional fees	46,715	39,075	87,756	110,379
Recovery of tax filing penalties	-	(30,000)	-	(30,000)
Share-based expenses (Note 4 and Note 5)	1,484,000	-	1,484,000	-
TOTAL OPERATING EXPENSES	1,797,291	(52,169)	1,214,694	(155,613)
INCOME (LOSS) FROM OPERATIONS	(1,797,291)	52,169	(1,214,694)	155,613
OTHER INCOME AND LOSS
Interest income	-	-	-	-
TOTAL OTHER INCOME AND LOSS	-	-	-	-
INCOME (LOSS) BEFORE INCOME TAXES	(1,797,291)	52,169	(1,214,694)	155,613
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(1,797,291)	$52,169	$(1,214,694)	$155,613

Basic Income (Loss) per Share of Common Stock	$(0.03)	$0.00	$(0.02)	$0.00

Diluted Income (Loss) per Share of Common Stock	$(0.03)	$(0.00)	$(0.02)	$(0.01)

Basic Weighted Average Shares of Common Stock Outstanding	64,441,162	52,042,286	56,084,411	52,042,286

Diluted Weighted Average Shares of Common Stock Outstanding	64,441,162	55,265,483	56,084,411	54,402,713

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

(formerly known as Diamante Minerals, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	April 30, 2018	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,214,694)	$155,613
Adjustments to reconcile net income to net cash used by operating activities:
Share-based expenses	1,484,000	-
Management fees recovery	(683,427)	(254,543)
Accrued interest and accretion on convertible notes	24,063	-
Recovery of income tax penalties	-	(30,000)
Changes in operating assets and liabilities:
Increase in prepaid expense	(330,150)	(1,090)
Increase (decrease) in accounts payable and accrued liabilities	61,755	(42,789)
Increase in due to related parties	164,706	-
Net cash used in operating activities	(493,747)	(172,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible loan	350,000	-
Net cash provided by financing activities	350,000	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineracao Batovi Ltda. interest	-	(30,000)
Net cash used in investing activities	-	(30,000)

Net change in cash	(143,747)	(202,809)
Cash - beginning of period	197,190	390,660

Cash - end of period	$53,443	$187,851

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

(formerly known as Diamante Minerals, Inc.)

Notes to Unaudited Consolidated Financial Statements

April 30, 2018

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on April 1, 2014 and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effected through the merger of the Company’s wholly-owned subsidiary, iMine Corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation.

The Company plans to engage in the business of selling the computer equipment that is used for mining cryptocurrency. The Company intends to purchase the equipment and test the equipment by mining cryptocurrency prior to selling the equipment. Prior to March 2018, the Company was engaged in development of mining assets. The Company is no longer engaged in the development of mining assets.

The Company has not generated any revenue to date. For the period from inception on October 26, 2010 to April 30, 2018, the Company has accumulated losses of $10,730,010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2017 have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2017 included within the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued a converged standard, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 addresses the recognition of revenue based upon the payment and performance obligations of the seller and buyer. The Company will adopt Topic 606 on August 1, 2018. Since the Company has not generated any revenue in the past, the adoption of Topic 606 will not require any adjustment resulting from the adoption of Topic 606.

NOTE 3 – PREPAID ITEMS

Prepaid inventory represents payments made toward the purchase of inventory, consisting of equipment, which has not been delivered at April 30, 2018. The Company plans to test this equipment by mining cryptocurrency prior to selling the equipment.

Prepaid expenses at July 31, 2017 represent prepaid fees. There were no prepaid fees as at April 30, 2018.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 16, 2018, the former chief executive officer and sole director and the former chief financial officer resigned from their respective positions. In connection with their resignations, on March 22, 2018, the Company entered into release agreements pursuant to which the Company agreed to issue 1,500,000 shares of common stock to the former chief executive officer valued at $84,000, and to pay $25,000 to the former chief financial officer in full satisfaction of any obligations, including obligations under their employment agreements and deferred stock agreements, the Company has to them. As a result of the release agreements, a total of $145,271 which was due to the former chief financial officer, at July 31, 2017 was satisfied by the payment to the former chief financial officer of $25,000; a total of $538,156 which was due to the former chief executive officer, as at July 31, 2017 was satisfied with the issuance of the stock to the former chief executive officer and was recorded as a reecovery of management fees.

On March 19, 2018, the Company entered into a one-year employment agreement with the newly elected chief executive officer, who is also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. At April 30, 2018, $164,706 is reflected as an amount due to related party.

Prior to the change in management, the Company shared office space with other companies that were related parties. Two of these companies were significant stockholders of the Company, one of which shared the services of the chief financial officer and the other is a publicly-traded company which shared the services of the chief executive officer and the chief financial officer. Geological consulting fees were also paid to the company of the former chief executive officer.

The following table sets forth amounts paid to related parties during the three and nine months ended April 30, 2018 and 2017.

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Administrative fees	$135	$339	$895	$934
Consulting fees	-	1,793	-	1,793
Shared office and administrative costs	910	2,455	6,835	7,333
Executive compensation	1,163,206	-	1,163,206	-
	$1,164,251	$4,587	$1,170,936	$10,060

The following table sets forth the amounts due to related parties at April 30, 2018 and July 31, 2017:

	April 30, 2018	July 31, 2017
Due to chief executive officer pursuant to employment consulting agreement	$164,706	$-
Due to chief executive officer (included in accounts payable)	1,500	-
Due to other related parties (included in accounts payable)	-	2,538
	$166,206	$2,538

NOTE 5 - COMMON STOCK

On March 19, 2018, the Company issued (a) 17,500,000 shares, with a fair market value at issuance of $980,000, to the current chief executive officer pursuant to his employment agreement and (b) 7,500,000 shares, with a fair market value at issuance of $420,000, to a consultant pursuant to a consulting agreement.

Pursuant to a release agreement with the Company’s former chief executive officer, the Company issued 1,500,000 shares of common stock on April 12, 2018, with a fair market value of $84,000.

NOTE 6 – CONVERTIBLE NOTES

On March 20, 2018, the Company entered into a note purchase agreement with a non-affiliated party pursuant to which the purchaser would lend the Company a total of $500,000, for which the Company would issue two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which is purchased from the proceeds of the notes. As of April 30, 2018, the Company had received $350,000 pursuant to the note purchase agreement and issued its convertible notes in the principal amount of $350,000.

Interest of 5% is payable annually until the settlement date. No interest has been paid during the nine months ended April 30, 2018.

The net proceeds received from the issue of the convertible notes have been allocated to additional paid in capital in full, representing the intrinsic value of the conversion option to convert the liability into equity of the Company, as follows:

Nominal value of the convertible promissory notes issued	$350,000
Beneficial conversion feature allocated to additional paid in capital	(350,000)
Liability component as at date of issue	-
Accrued interest and accretion to April 30, 2018	24,063
Liability component as at April 30, 2018	$24,063

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 16, 2014, the Company and the former chief executive officer entered into a three-year employment agreement pursuant. On July 12, 2015, the Company and the former chief financial officer entered into a three-year employment agreement. The employment agreements provide for the issuance of deferred stock units. As of August 1, 2017, the former chief executive officer and the former chief financial officer waived a portion of the deferred stock units had been issued to them, and no further deferred stock units were issued under these plans. Pursuant to the release agreements following the resignations of the former chief executive officer and chief financial officer, the Company issued to the former chief executive officer 1,500,000 shares of common stock and paid the former chief financial officer $25,000. As a result of the release agreements, the Company has no further obligation to the former chief executive officer or former chief financial officer with respect to the deferred stock grants and any deferred stock grants issued to issuable have been terminated.

During the nine month period ended April 30, 2018, the Company recorded a net recovery of $658,427 in management fees as a result of the waivers, release and the change in market price of the Company.

NOTE 8 – FORMER BUSINESS ACTIVITY

The Company continues to own a 2.4% minority interest in Mineracao Batovi, which was purchased for $30,000 and is part of the Company’s prior business. The asset is valued at $0 as at July 31, 2017 and April 30, 2018 and the Company has no obligations or liabilities with respect to Mineracao Batovi.

NOTE 9 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended April 30, 2018, the Company incurred a loss of $1,214,694 As at April 30, 2018, the Company had an accumulated deficit of $10,730,010 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

The ability of the Company to begin operations in its new field of selling computer equipment for the mining of cryptocurrency and the mining of cryptocurrency in the testing of such equipment is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. The Company has not generated any revenue from this business through April 30, 2018, and the Company cannot give any assurance as to its ability to operate profitably.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to April 30, 2018, the Company issued its convertible notes in the principal amount of $150,000 pursuant to the note purchase agreement described in Note 6, for which it received $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of April 30, 2018, all of the assets associated with the mining business have been fully reserved against and have no value.

On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who is our sole executive officer. With the change of management, we changed our business. We are now in the process of developing the business of selling computer equipment which can be used for the mining of cryptocurrency and testing the equipment through the mining of cryptocurrency and the sale of cryptocurrency on one of the existing exchanges for the mined cryptocurrency. We cannot assure you that we will be successful in the development of this business. Through April 30, 2018, we had not generated any revenue from this business, and our business activity has been limited to ordering the computer equipment and developing our business plan.

In order to move forward with the new venture, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing stockholders.

Results of Operations

Three and Nine Months Ended April 30, 2018.

We have generated no revenues since inception.

For the three months ended April 30, 2018, we generated a loss of $1,797,291, or $0.03 per share (basic and diluted) as compared with net income of $52,169, or $0.00 per share (basic and diluted) for the three months ended April 30, 2017.

The principal expenses for the three months ended April 30, 2018 were general and administrative expenses of $262,085, which related to executive compensation, including the cash compensation payable to the new chief executive officer and a consultant, and stock-based expenses of $1,484,000 representing the fair market value of common stock issued to the chief executive officer, a consultant and the former CEO. For the three months ended April 30, 2018, we incurred a management fee recovery of $19,572, representing the value of the cancellation of deferred stock units to our former chief executive officer and chief financial officer, and in the comparable period of 2017, we had a recovery of $68,051, resulting from the change in market value of deferred stock units in that period. We generate income for the three months ended April 30, 2017 as a result of the recovery of the management fees. We also incurred professional fees of $46,715 for the three months ended April 30, 2018 and $39,075 for the three months ended April 30, 2017 and we recognized a recovery of tax filing penalties of $30,000 in the three months ended April 30, 2017.

For the nine months ended April 30, 2018, we generated a loss of $1,214,694, or ($0.02) per share (basic and diluted) as compared with net income of $155,613, or $0.00 per share (basic) and $0.01 diluted for the nine months ended April 30, 2017.

The principal expenses for the nine months ended April 30, 2018 were general and administrative expenses of $277,301 representing cash compensation payable to our newly-elected chief executive officer and a consultant and stock-based expenses of $1,484,000 representing the fair market value of common stock issued to the newly elected chief executive officer, our former chief executive officer and a consultant. We recognized a management fee recovery of $658,427 for the nine months ended April 30, 2018 and $254,543 for the nine months ended April 30, 2017; the recovery during the current year end is resulting from the waiver by the former chief executive officer and the chief financial officer of deferred stock units and subsequent fulfilment of these obligations through their respective release agreements. The recovery in the comparative period is due to the change in market price of the shares, upon which the deferred share units were measured. The income for the nine months ended April 30, 2017 results from the recovery of the management fees. We also incurred professional fees of $87,756 for the nine months ended April 30, 2018 and $110,379 for the nine months ended April 30, 2017 and we recognized a recovery of tax filing penalties of $30,000 in the nine months ended April 30, 2017. The nine months ended April 30, 2018 also include accrued interest on the convertible loans of $1,486. During the nine months ended April 30, 2017, we incurred additional legal costs related to the loan to Blendcore, as well as additional legal and accounting costs for the filing of a registration statement under the Securities Act of 1933.

Liquidity and Capital Resources

Working Capital

	April 30, 2018	July 31, 2017

Current Assets	$385,043	$198,640
Current Liabilities	274,063	707,645
Working Capital (Deficiency)	$110,301	$(509,005)

Cash Flows

	Nine Months Ended	Nine Months Ended
	April 30, 2018	April 30, 2017
Cash Flows used in Operating Activities	$(493,747)	$(172,809)
Cash Flows used in Investing Activities	-	(30,000)
Cash Flows provided by Financing Activities	350,000	-
Net change in Cash During the Period	$(143,747)	$(202,809)

At April 30, 2018, our cash balance was $53,443 compared to $197,190 as at July 31, 2017. The decrease in cash was due to cash used in general office activities and the balance of the proceeds from the sale of convertible notes in the principal amount of $350,000, which was used primarily for the purchase of inventory.

As at April 30, 2018, we had working capital of $110,301 compared with a working capital deficit of $509,005 as at July 31, 2017. The increase in working capital was primarily attributed to management fees adjusted during the period.

During the nine months ended April 30, 2018, we used $493,747 in cash from operating activities compared to cash used by operating activities of $172,809 during the nine months ended April 30, 2017. Our cash flow for the nine months ended April 30, 2018 reflected our net loss, increased by the equity based compensation of $1,484,000, decreased by the management fee recovery of $658,427 and increase in prepaid items, which in the nine months ended April 30, 2018 represented prepaid inventory, and increased by an increase in accounts payable of $61,755 and an increase in amounts due to related parties of $164,706.

During the nine months ended April 30, 2017, we used $172,809 in cash from operating activities, reflected our net loss decreased primarily by the recovery of management fees $254,543 and the tax penalty recovery of $30,000, a decrease in accounts payable and accrued liabilities of $42,789.

During the nine months ended April 30, 2018, we had no cash flow from investing activities. We used $30,000 during the nine months ended April 30, 2017 in connection with an investment which is part of the discontinued operations.

During the nine months ended April 30, 2018, we received $350,000 in cash from financing activities from the sale of its convertible notes. There was no cash flow from financing activities for the nine months ended April 30, 2017.

Going Concern Consideration

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended April 30, 2018, we incurred a loss of $1,214,694. As at April 30, 2018, we had an accumulated deficit of $10,730,010 and we had earned no revenues since inception. We intend to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2018.

Our ability to begin operations in its new field of selling computer equipment for the mining of cryptocurrency and the mining of cryptocurrency in the testing of such equipment is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. We had not generated any revenue from this business through April 30, 2018, and we cannot give any assurance as to its ability to operate profitably.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on March 16, 2018 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of April 30, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2017, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended April 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits.

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer.
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMINE CORPORATION

Dated: June 14, 2018	By:	/s/ Daniel Tsai
Daniel Tsai
Chief Executive Officer and Chief Financial Officer

