Form 10-K
period 2018-07-31
iMine Corp
filed 2018-10-29
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number: 000-55233

iMine Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8520 Allison Point Blvd Ste. 223 #87928, Indianapolis, Indiana 46250 (Address of principal executive offices)

 Registrant’s telephone number, including area code: (877) 464-6388

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,729,950

As of October 26, 2018, the registrant had 83,917,386 shares of common stock outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to iMine Corporation and its wholly-owned subsidiary, iMine Corporation, an Indiana corporation, unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to market our mining rigs;

•	The market for cryptocurrency mining rigs;

•	Our ability to obtain the necessary financing for us to develop our business;

•

Changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect or prohibit the market and marketability of cryptocurrencies which in turn affects the market for our products;

•	Changes in the algorithms for cryptocurrencies which may affect the market for our mining rigs;

•	Our ability to market products with the most current technological developments desired by the market;

•	Our ability to obtain and maintain any permits necessary for our business;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, and other personnel;

•	Our ability to protect any intellectual property we may develop;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The development of a significant market for our common stock;

•	Actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	The effect of tariffs on equipment we import for sale;

•	Risks generally associated with both the cryptocurrency industry and the sale of mining rigs to the cryptocurrency industry;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this annual report; and

•	Other matters that are not within our control.

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

The forward-looking statements in this annual report speak only as of the date of this annual report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this annual report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Our Business

We are in the process of developing the business of selling computer equipment which can be used for the mining of cryptocurrency. The mining of cryptocurrency involves the use of a powerful computer to run apps that solve complicated mathematical problems with the result that the operator, or miner, generates cryptocurrency. The industry commonly refers to this computer equipment as “mining rigs.” We plan to develop and sell graphic processing unit (GPU)-based mining rigs based on our specifications. In July 2018, we introduced our first cryptocurrency miner, the Ai-1 which we designed and had manufactured to our specifications by GIGAIPC. Our mining rigs are GPU based, which can be used to generate a wide variety of cryptocurrencies, as contrasted with application specific integrated circuits, known as ASIC, which are designed specifically for mining Bitcoin. Our mining rigs use multiple GPU processors to provide the cryptocurrency miners with what we believe is maximum output.

The Ai-1 features advanced technologies that are designed to provide cryptocurrency mining companies with what we believe provides superior performance, including:

•

Ai-1 is equipped with a high performance GPU designed for cryptocurrency mining, the Ai-1 is designed to be compatible with most of the popular cryptocurrency algorithms including Ethash (Ethereum, Ethereum Classic), Equihash (Bitcoin Gold, ZCash), CryptoNightV7 (Monero), and Lyra2Rev2 (Vertcoin).

•	Ai-1 comes standard with a professional closed-system chassis and ten cooling fans to keep the GPUs operating at the optimal temperature and drive down air-conditioning cost.

•	Ai-1 requires minimum assembly and comes pre-installed with EthOS, an operating system specialized in mining.

We have ordered 43 units from GIGAIPC. This inventory, which is reflected in our financial statements as prepaid inventory, was received subsequent to July 31, 2018. These units have been tested by GIGAIPC. The testing includes generating cryptocurrency, which GIGAIPC sells for its account. We anticipate that GIGAIPC will continue to test all mining rigs that we purchase from GIGAIPC.

The Cryptocurrency Industry

Cryptocurrency is a digital or virtual currency that uses cryptography for security. The first popular cryptocurrency was Bitcoin, which was launched in 2009. As of May 2018, there were reportedly more than 17 million bitcoins in circulation with a total market value of over $140 billion. Bitcoin’s success has spawned a number of competing cryptocurrencies. Cryptocurrencies are based on a public ledger known as blockchain, which stores all past transactions. When a new transaction is initiated, a cryptocurrency miner needs to ensure that the information is accurate and add the transaction to the blockchain. Cryptocurrency miners receive a small amount of cryptocurrency as a reward for the service provided. Cryptocurrencies earned through mining can subsequently be sold on open exchanges and converted into fiat currency. Fiat currency is any money which is declared by a government to be legal tender, including state-issued currency.

Blockchain technology has revolutionized the way that currencies are structured and created. The Ether currency is created by running hashing algorithms in a process called mining. Mining cryptocurrencies requires a computer to continuously run a cryptographic hash function, which is a way to reduce an arbitrarily large amount of data (in this case a block on the blockchain) to a datum of a fixed size (a string of so many numbers and letters). GPUs are logic chips that can be used to mine cryptocurrencies and are designed to solve complex 3D imaging algorithms in order to generate the particular cryptocurrency it is mining. GPUs have the ability to be able to mine multiple types of cryptocurrencies, unlike application specific integrated circuits, known as ASIC, which are designed specifically for mining Bitcoin.

The Securities and Exchange Commission has issued warnings concerning cryptocurrencies and initial coin offering. Although claims have been made that cryptocurrencies are not securities, and therefore not subject to regulation by the SEC and the equivalent regulatory bodies of other countries, whether that claim proves correct with respect to any digital asset that is labeled as a cryptocurrency will depend on the characteristics and use of that particular asset. The SEC is focusing on cryptocurrencies and initial coin offerings.

Our Former Business

Prior to the March 2018, we were seeking to acquire and explore mineral properties. However, we were not successful in that business, which never generated any revenue, and we have discontinued that business. When the present management acquired control in March 2018, we anticipated that we would engage in cryptocurrency mining. We have changed our focus and we are now designing and planning to market cryptocurrency mining rigs.

Organization

We are a Nevada corporation incorporated on October 19, 2019 under the name Oconn Industries. On February 16, 2012, we changed our corporate name to Oconn Industries Corp., and on April 1, 2014 we changed our corporate name to Diamante Minerals, Inc. On March 20, 2018, we changed our corporate name to iMine Corporation.

Our address is 8520 Allison Pointe Blvd Ste. 223 #87928, Indianapolis, Indiana 46250, telephone (877) 464-6388. Our corporate website is www.iminecorp.com. Information on our website or any other website does not constitute a part of this annual report.

Source of Supply

Our Ai-1 mining rigs are manufactured by GIGAIPC to our specification pursuant to purchase orders which we placed with GIGAIPC. As part of the manufacturing process, GIGAIPC tests the equipment by generating cryptocurrency using our mining rigs to confirm that the mining rig will generate cryptocurrency. GIGAIPC retains any cryptocurrency which it generated in the testing process, and we have no interest in the cryptocurrency. When we order the equipment we specify the configuration the components. GIGAIPC has tested the mining rigs that we ordered, and we received delivery subsequent to July 31, 2018.

We do not presently have a supply agreement with GIGAIPC. On July 13, 2018, we entered into a five-year strategic relationship agreement with GIGAIPC. Pursuant to the agreement, during the five-year term, GIGAIPC will not sell cryptocurrency mining rigs except to us and our designees, and we will only purchase mining rigs from GIGAIPC.

Marketing

Through October 20, 2018, we have not sold any mining rigs. We are in the process of introducing our Ai-1 mining rig to the cryptocurrency market. We anticipate that we will introduce our Ai-1 mining rig though a campaign that includes attendance at trade shows and other marketing activities directed at the cryptocurrency mining market.

Our marketing effort will be conducted primarily by our chief executive officer, Daniel Tsai. We do not presently have any sale or marketing employees. We will need hire additional marketing and service personnel if we are successful in our initial marketing effort.

On July 19, 2018, we entered into a nonexclusive distribution agreement with Sunwai Technology for the Republic of China (Taiwan). The agreement does not have any minimum purchase requirements, but it requires Sunwai to conduct an aggressive marketing program, consistent with prudent business practice.

Our mining rigs sell in the range of $8,000 to $11,000, depending on the configuration. The prices of mining rigs reflect the changes in the cryptocurrency market. We do not anticipate that we will arrange financing for any of our sales and that our customers will pay the purchase price upon delivery. We may in the future seek to develop a relationship with a leasing company that would provide financing to customer who wish to pay on installment basis; but we have not entered into any negotiations with respect to such an agreement and we cannot assure you that we will be able to offer financing to customers. The lack of a financing alternative may impair our ability to sell our products.

We do not provide service or warranties, and we do not have an agreement with GIGAIPC relating to warranties or extended warranties. Our equipment is assembled by GIGAIPC to our specifications and includes components which may be provided by different manufacturers, including GIGAIPC and its parent company. Each part has its own manufacturer’s warranty, which can range from three months to one year. We pass on to customers the warranties from the manufacturer, principally GIGAIPC, and customers will deal directly with the manufacturer. To the extent that the equipment contains components from different manufacturers, the customer needs to identify the component that the customer believes is not functioning properly, determine the manufacturer of the component and deal with the warranty processing department of the component manufacturer in order to resolve the problem.

Government Regulations

We are subject to government regulations that are applicable to businesses generally, including those relating to workers’ health and safety, wage and hour and labor practices and anti-discrimination laws and regulations.

Research and Development

We have not engaged in any research and development activities.

Intellectual Property Rights

We do not have any patent, copyright or trade mark rights, although we consider the design of our mining rigs to be our trade secret. However, we cannot assure you that we will be able to protect our trade secrets.

Competition

In marketing our mining rigs, we compete with a number of domestic and foreign companies that are actively marketing mining rigs to the cryptocurrency industry, SharkMining, MiningStore, MiningCave, MinShop and PandaMiner. These companies are larger, better known and better capitalize than we are and the generally offer a range of products to cryptocurrency miners. Our competitors not only sell the equipment but also market the concept of cryptocurrency mining and provide information to help a user get started in the cryptocurrency mining business. Some of our competitors also have personnel to provide chat advice through the website, which our website does not have.

We believe that competition is based on both price, cost of operation, including electricity cost, and features. Because one of the major costs in cryptocurrency mining is electricity, since the mining rigs may be in operation on a 24/7 basis and they consume substantial amounts of electricity, to the extent that a mining rig can reduce electricity costs it would be attractive to users. To the extent that our competitors can generate interest in cryptocurrency mining, they may have a marketing advantage in selling products to new cryptocurrency miners.

Property

We do not own or lease any real property.

Employees

We have one employee, our chief executive officer and chief financial officer, Daniel Tsai.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in this annual report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning our Business

We require funding for us to conduct our business.

We require significant funding for our operations. As of July 31, 2018, we had not generated any revenue from the sale of our mining rigs. At July 31, 2018, we had prepaid inventory of $400,000, representing inventory which had been paid for but had not been delivered at July 31, 2018. We have since received the inventory, and we need to show the viability of our business plan by selling the units we purchased at a reasonable margin. We can give no assurance that we will be able to do to. We financed the purchase of inventory from the proceeds of the sale of convertible notes in the total amount of $500,000, which were issued during the period from March through June 2018. We will require funds for the purchase of additional inventory, the establishment of a marketing organization and payment of our normal operations in the normal course of business, including our expenses relating to our status as a public company. We have no agreements or understandings with respect to any potential financing, and our failure to obtain necessary financing could impair our ability to operate profitable.

As a start-up company, you have no way to evaluate our ability to operate profitably, and we cannot assure you that we can or will operate profitably.

We are just commencing our operations. Because we have not generated any revenue and have no history of operations in this design and sale of mining rigs for the cryptocurrency, you will have no way to evaluate our ability to generate revenue and profits. We are subject to risks common to start-up enterprises, including, among other factors, undercapitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. There is no assurance that we will be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. There can be no assurance that we will be able to operate profitably or generate positive cash flow.

Our auditors’ report includes a going concern paragraph.

Our financial statements include a going-concern qualification. As of July 31, 2018, we had accumulated deficits of approximately $11.3 million, most of which was generated by our former operations. Our ability to operate profitable is dependent upon, among other things, obtaining additional financing for our operations and development of our business plan. Management intends to raise additional funds through private financing although the thin market in our common stock makes our ability to raise funds as well as the terms on which funds can be raised, uncertain. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and do not reflect our proposed cryptocurrency operations.

Because we are dependent upon one equipment supplier, the failure or inability of this supplier to deliver the mining equipment could affect our operations.

We are presently purchasing cryptocurrency mining equipment from one supplier, GIGAIPC. In the event that GIGAIPC is unable to deliver the mining equipment based on our requirement, whether because of a shortage of GPU processors or because it, for other reason, cannot meet our requirements, we may have difficulty purchasing mining equipment from other suppliers in a timely manner, which could affect our ability to market and sell our equipment and therefore our ability to generate revenue and cash flow.

We are dependent upon our chief executive officer.

We are dependent upon Daniel Tsai, our chief executive and financial officer and sole director, who is presently our only employee. Although Mr. Tsai has a one-year employment agreement commencing March 19, 2018, which requires him to devote such time as he deems necessary to our business, the employment agreement does not guarantee that he will continue with us. The loss of Mr. Tsai would materially impair our ability to conduct our business.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in cryptocurrency mining are vital to our success. There is substantial competition for qualified personnel, and, to the extent that cryptocurrency becomes more popular, this competition will increase. We cannot assure you we will be able to attract or retain the technical and financial personnel we require. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We face competition in marketing equipment to the cryptocurrency industry.

In marketing mining rigs to the cryptocurrency industry, we compete with a number of domestic and foreign companies that are well known in the industry and are better capitalized than we are. Further, because we do not provide any warranty other than the warranty of the manufacturers of the various components, we may be at a competitive disadvantage. We cannot assure you that we will be able to compete successfully with these companies, and our failure to develop a market for our product would impair our ability to continue in business. Further, to the extent that the cryptocurrency market prefers a different brand of mining equipment, we may not be able to generate revenue and, to the extent that we are able to generate revenue, our margins may be impaired.

Our failure to offer customers a financing alternative may impair our ability to sell our mining rigs.

We do not offer any financing arrangements to potential customers looking to purchase our mining rigs. Our failure or inability to offer customers a financing option may impair our ability to market our mining rigs successfully.

Because our mining rigs are designed for the cryptocurrency market, any decline in the market for our products will impair our ability to generate revenue.

Our mining rigs are designed for only one purpose – the mining of cryptocurrency. Any significant decline in the market for mining rigs generally or our mining rigs specifically could impair our ability to generate revenue and operate profitably. The recent decline in the value of cryptocurrencies may affect the market for cryptocurrency mining equipment.

We may not be able to protect any intellectual property which we may develop.

We do not have any patents. To the extent that we develop proprietary intellectual property relating to our mining rigs, we may not be able to protect our intellectual property. Although the equipment we plan to sell was designed by us using computer equipment manufactured by our suppliers, we cannot assure you that the equipment we sell will not infringe upon the intellectual property rights of others. Any claim of violation of a third party’s intellectual property, whether or not we ultimately prevail, could be very costly and could impair our operations.

Our ability to sell our products may be affected by trade policies and tariffs.

Because we import our mining rigs from the Republic of China (Taiwan), our purchase of the equipment may be subject to the effects of the United States trade policy, including the imposition of tariffs on this equipment. We cannot assure you that our ability to sell our products at reasonable margins will not be impaired by the imposition of tariffs or other changes in trade policy which may make it more difficult or more expensive to purchase our inventory.

Risks Concerning the Cryptocurrency Industry

Our business is dependent upon the acceptance and growth of cryptocurrencies.

Although we do not expect to be engaged in the mining of cryptocurrencies, our computers are designed for use in the mining of cryptocurrencies and our business is dependent upon the increased growth of cryptocurrencies. As relatively new products and technologies, cryptocurrencies have not been widely accepted as a means for payment of goods and services by major retail and commercial outlets. A significant portion of the demand for cryptocurrencies is generated by speculators and investors seeking to profit from short-terms fluctuations in the price of cryptocurrencies. The growth of this industry in general is subject to a high degree of uncertainty. Factors affecting the further development of this industry, include, but are not limited to:

•	continued worldwide growth in the adoption and use of digital currencies;

•	government and quasi-government regulation of cryptocurrencies and other digital assets and their use, or restrictions on, or regulation of, access to and operation of the digital asset systems;

•	changes in consumer demographics and public tastes and preferences;

•	the maintenance and development of the open-source software protocol for the mining and transfer of cryptocurrencies;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	regulatory or other issues relating to the cryptocurrency exchanges;

•	concerns about the security of cryptocurrencies and fraud;

•	the difficulty in recovering stolen cryptocurrency, whether such theft is though hacking a wallet or a network or physical robbery;

•	general economic conditions and the tax and regulatory environment relating to digital assets; and

•	a negative consumer perception of cryptocurrencies.

Our ability to operate profitably may be affected by fluctuations in the market price of cryptocurrency.

Our ability to operate profitably will be affected by the value of the cryptocurrencies. The market price and fluctuations in the market price of cryptocurrency may affect the willingness of potential miners to purchase mining equipment or to enter the business of cryptocurrency mining. Factors that may affect the price of cryptocurrency and consequently the market for mining rigs include: the total number of outstanding units of cryptocurrency, the demand for cryptocurrency; the global supply and demand for the cryptocurrency; investors’ expectations with respect to the rate of inflation or deflation of cryptocurrency and fiat currency; interest rates; currency exchange rates, including the rates at which any cryptocurrency may be exchanged for fiat currencies; the ability to exchange cryptocurrency for fiat currency; the liquidity of the exchanges on which the cryptocurrency can be purchased, sold or exchanged for fiat currency; interruptions in service from or failures of exchanges; cyber theft of cryptocurrency from online wallet providers, scams involving cryptocurrency, or news of such theft from such providers or from individuals’ wallets; investment and trading activities of large investors; monetary policies of governments, trade restrictions, currency devaluations and revaluations; regulatory measures, if any, that restrict the use of cryptocurrency as a form of payment or the trading or exchanging of cryptocurrency for fiat currency or the exchanges on which cryptocurrencies are traded; the availability and popularity of businesses that provide cryptocurrency-related services; the maintenance and development of the open-source software protocol of the mining and trading in cryptocurrencies; increased competition from other forms of cryptocurrency or payments services; global or regional political, economic or financial events and situations; expectations among cryptocurrency participants that the value of cryptocurrency will soon change; fees associated with processing a cryptocurrency transaction, as well as a discomfort with cryptocurrency not related to any specific factor.

If miners cease or reduce operations or delay recording transactions, the market for the mining rigs may be adversely affected.

If miners cease expending processing power to solve blocks, confirmations of transactions on the blockchain could be slowed. A reduction in the processing power expended by miners could reduce the market for the cryptocurrency mining rigs, and, consequently the market for and price of our equipment.

Any failure to keep pace with technological changes relating to blockchain products, may impair our ability to sell our cryptocurrency mining rigs.

The market for products based used with blockchain technology, such as cryptocurrencies, is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. The success of our business depends on several factors, including our ability to develop next generation equipment to meet the anticipated needs of the users of blockchain technology. Failure in this regard may significantly impair our competitiveness and financial results. Further, our business plan is based on GPU-generated cryptocurrencies. To the extent that other technologies evolve to replace GPU-based mining resulting is a decline in the market for our mining rigs, we may incur a competitive disadvantage and we may incur significant costs in re-engineering our equipment to meet the most current developments. In the event that we develop new equipment based on anticipated technological developments and the market prefers a different technology developed by our competitors, our ability to sell our product may be impaired. Furthermore, uncertainties about the timing and nature of new technologies, or modifications to existing technologies, could increase our research and development expenses.

Regulatory changes or actions may restrict the use of cryptocurrencies in a manner that adversely affects our business.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies with certain governments deeming them illegal while others have allowed their use and trade. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, our ability to continue to operate. The effect of any future regulatory change on the market for our products is impossible to predict, but such change could be substantial and adverse to us.

Risks Concerning our Common Stock

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market.

Our common stock is a penny stock, as defined by the SEC regulations, and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock by making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition together with the fact that we presently have one part-time employee, who is both our chief executive officer and chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our lack of a full-time chief financial officer could affect our ability to develop financial controls, which could affect the market price for our common stock.

We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also acting as our chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer unless our financial condition improves significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may impair our ability to raise money through a debt or equity financing as well as the market for and the market price of our common stock.

We do not have any independent directors.

At present, we do not have any independent directors. Our sole director is Daniel Tsai, who is our chief executive officer and chief financial officer. Because we have no independent director, we do not have any checks and balances on Mr. Tsai, which may make it difficult for us to develop internal controls and to raise money in the financial markets.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The dollar volume trading in our stock is low and we cannot assure you that any significant market will develop. As a result, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

•	the market’s perception as to our ability to generate positive cash flow or earnings;

•	changes in our or securities analysts’ estimate of our financial performance;

•	our ability or perceived ability to obtain necessary financing for our operations;

•	the perception of the market for our cryptocurrency and our ability to generate revenue and cash flow from the mining and sale of cryptocurrency;

•	the risks concerning cryptocurrency;

•	the anticipated or actual results of our operations;

•	changes in market valuations of other companies in the cryptocurrency industry;

•	litigation or changes in regulations affecting cryptocurrencies;

•	concern about our lack of internal controls;

•	any discrepancy between anticipated or projected results and actual results of our operations;

•	the effect or anticipated effect of changes in trade and tariffs on the price at which we can sell our equipment;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

•	other factors not within our control.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

If we were to raise additional capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution, which could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the thin market for our stock; the lack of any collateral on which a lender may place a value, and the absence of any history of revenue or operations. If we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB market and has been traded under symbol JRVS since May 4, 2018. From April 2014 until May 3, 2018, our common stock was traded under the symbol DIMN. The market for our common stock is limited and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on the OTCQB on a quarterly basis for the periods indicated, as reported by the OTC Markets Group website. The quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
July 31, 2018	$0.11	$0.185
April 30, 2018	$0.15	$0.045
January 31, 2018	$0.065	$0.022
October 31, 2017	$0.13	$0.03
July 31, 2017	$0.15	$0.221
April 30, 2017	$0.209	$0.08
January 31, 2017	$0.21	$0.10
October 31, 2016	$0.51	$0.158

On October 24, 2018, the last reported price for the common stock, as reported by the OTC Markets website, was $0.19per share

Stockholders of Record

As of October 24, 2018, we had 29 record holders of our common stock.

Transfer Agent

Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone (813) 344-4490, is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of July 31, 2018, all of the assets associated with the mining business have been fully reserved against and have no value. Our financial statements for the year ended July 31, 2017 relate solely to our former business, and the factors which affected us in the year ended July 31, 2017 are not related to our current operations.

On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who is our sole executive officer. With the change of management, we changed our business. We are now in the process of developing the business of designing and selling computer equipment which can be used for the mining of cryptocurrency. Through the date of this annual report, we have not generated any revenue from the sale of our mining rigs and we cannot assure you that we will be successful in the development of this business. Through July 31, 2018, our business activity has been limited to ordering the computer equipment for inventory and developing our business plan.

In order to move forward with our new business, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable, if any, terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing stockholders.

During the period from March through June 2018, we raised $500,000 from the sale of our convertible notes in the principal amount of $500,000. The proceeds of these notes were used to purchase our inventory and for working capital purposes, including expenses relating to our status as a public company. On July 31, 2018, our principal asset was $400,000 in prepaid inventory, which was purchased primarily from the proceeds of the convertible notes. We received these units subsequent to July 31, 2018. In order for us to generate revenue from our business we need to sell this equipment at a reasonable gross margin. We cannot assure you that we will be able to do so.

The terms of our employment agreements with our former chief executive officer, Chad Ulansky, and our former chief financial officer, Jennifer Irons, have had a significant effect upon the results of our operations during the year ended July 31, 2017. Pursuant to our employment agreements with each of Mr. Ulansky and Ms. Irons, we structured individual deferred share unit plans for their benefit. Each deferred share unit plan provides that, at our election, Mr. Ulansky or Ms. Irons (as the case may be) may receive all of his or her employment compensation due in the financial quarter in the form of deferred share units. Any such deferred stock units are to be credited to accounts maintained for each of Mr. Ulansky and Ms. Irons by us on a quarterly basis. The number of deferred stock units to be credited in a financial quarter is determined by dividing the compensation earned in such financial quarter by the fair market value. Upon termination of employment with us, other than as a result of death, each of Mr. Ulansky and Ms. Irons (as the case may be) may elect to receive one share of our Company’s common stock in respect of each whole deferred stock unit credited to his or her account or cash equal to the fair market value of such share. Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons agreed to waive the deferred stock units that had been issued to them under their deferred share unit plans. As a result of the grant of the deferred stock units, we recognize compensation equal to the compensation earned by Mr. Ulansky and Ms. Irons pursuant to their employment agreements. In addition, there is a management fee or management fee recovery based on changes in the market price of our common stock. If the price of our stock declines, there is a recovery of the management fee equal to the change in value of the stock underlying the deferred stock units, and if the price of our common stock increases there is a management fee equal to the increase in value. In connection with their resignation in March 2018, Mr. Ulansky and Ms. Irons released us from any obligation we have to them, including payments due under their employment agreements. When Mr. Ulansky and Ms. Irons waived their rights to the deferred stock units, the value of the waived deferred stock units is treated as a management fee recovery.

Years Ended July 31, 2018 and 2017

We did not generate any revenues during the years ended July 31, 2018 and July 31, 2017.

For the year ended July 31, 2018, total operating expenses were $1,849,266, comprised of general and administrative expenses of $334,055, stock-based compensation of $1,400,000, representing the value of 17,500,000 shares issued to the our new chief executive officer ($980,000) and 7,500,000 shares issued to a consultant ($420,000), and professional fees in the amount of $115,211. For the year ended July 31, 2018, we had a net loss of $1,820,123, or $0.03 per share (basic and diluted).

For the year ended July 31, 2017, total operating expenses were $53,802, comprised of general and administrative expenses of $27,107, management fee recovery of $73,570, professional fees in the amount of $130,265 and recovery of tax filing penalties of $30,000. During the year ended July 31, 2017, we wrote off acquisition costs and investment relating to our former mining business of $8,022,000. For the year ended July 31, 2017, we sustained a loss of $8,074,759, or $0.16 per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from July 31, 2017 to July 31, 2018:

	July 31, 2018	July 31, 2017	Change	% Change
Current assets	$453,971	$198,640	$255,331	128.5%
Current liabilities	344,943	707,645	(362,702)	(51.3)%
Working capital	$109,028	$(509,005)	$618,033

The following tables summarize our cash flows the years ended July 31, 2018 and 2017.

	Year Ended July 31,
	2018	2017
Cash flows used in operating activities	$(643,219)	$(163,470)
Cash flows used in investing activities	--	(30,000)
Cash flows provided by financing activities	500,000	--
Net change in cash and cash equivalents during the period	$(143,219)	(193,470)
Non-cash financing and investing activities	$538,156	--

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2018, we incurred a net loss of $1,820,123. As at July 31, 2018, we had an accumulated deficit of $11,335,439 and we have not generated any revenues since inception. We intend to develop our business plan, including the sale of our ordered inventory upon receipt, and seek to raise necessary funding through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ended July 31, 2019. In view of the thin trading market for our common stock, the availability and terms of any such financing are uncertain. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

Revenue Recognition:

We recognize revenues in accordance with Topic 606, which requires us to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We sell the equipment to our customers with no residual warranty, installation or other obligation on our part. Accordingly, we will recognize revenue when we sell the equipment to the customer and receipt of payment is assured. Since we have not generated any revenue in the past, the adoption of Topic 606 will not require any adjustment resulting from the adoption of Topic 606.

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

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future. We place our cash with financial institutions of high credit worthiness. At times, our cash balance with a particular financial institution may exceed any applicable government insurance limits. Our management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Net Loss per Share of Common Stock

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that we may take. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects. We are continuing to gather additional information to determine the final impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than our adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We are currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements start on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 5, 2018, our sole director dismissed Davidson & Company LLP Professional Accountants (“Davidson”) as our independent registered public accounting firm and approved the engagement of KCCW Accounting Corp. (“KCCW”) as our independent registered public accounting firm.

During the period of Davidson’s engagement and any subsequent interim periods through the date of such dismissal, there were no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Davidson would have caused them to make reference thereto in connection with their report on the financial statements for the years ended July 31, 2017 and 2016. Further, during such period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of July 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2018.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

During the period ended July 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Daniel Tsai	39	Chief executive officer, chief financial officer, president, secretary and director

Mr. Tsai has been our chief executive officer, chief financial officer, president, secretary and a director since March 16, 2018. He has been a consultant to privately-owned cryptocurrency mining operations based in various countries since 2013, and he has been involved in blockchain cryptocurrency-based mining since late 2009. In 2004, he founded and, from 2004 until 2009, he operated a China-based virtual-currency “play-money workshop” for massively multiplayer online role-playing games. The company’s business model was to have its employees play massively multiplayer online games to acquire in-game currencies while later selling the in-game currencies for real-world currencies. Mr. Tsai has extensive experience in cryptocurrency mining, mining pools and mining hardware equipment and design. We believe that Mr. Tsai’s experience in the cryptocurrency field is important for us to engage in that industry.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Mr. Tsai was delinquent in a Form 3 and Form 4 filing and Iconic Private Equity Partners was delinquent in Form 3 filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2018 and 2017, earned by or paid to our executive officers.

Name and Principal			Bonus	Stock	Options/ Warrant	Non-Equity Plan	Nonqualified Deferred	All Other
Position	Year	Salary	Awards	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Tsai [1], CEO, CFO	2018	$41,000	$-	$980,000	$-	-		$164,706	$1,185,706

Chad Ulansky[2] , CEO,	2018	-	-	84,000	-	-	-	-	84,000
	2017	-	-	-	-	-	$(71,237)	-	(71,237)

Jennifer Irons[3]	2018							25,000	25,000
	2017						(2,334)		(2,334)

1 Mr. Tsai has been chief executive officer, chief financial officer and president since March 16, 2018. His employment agreement is described under “Employment Agreements.”

2 Mr. Ulansky received compensation comprised of a deferred share unit plan, described under “Employment Agreements.” Compensation for 2017 shows the net recovery recorded by us resulting from a decline in the value of the deferred stock granted to him. Mr. Ulansky resigned on March 16, 2018.

3 Ms. Irons received compensation comprised of a deferred share unit plan as described under “Employment Agreements.” Compensation for 2017 shows the net recovery recorded by us as a result of the decline in value of the deferred stock granted to her. Ms. Irons resigned on March 16, 2018.

Employment Agreements

On March 19, 2018, we entered into a one-year employment agreement with Mr. Tsai, pursuant to which we issued to Mr. Tsai 17,500,000 shares of common stock, valued at $980,000, and agreed to pay Mr. Tsai $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested.

Effective as of October 16, 2014, we entered into an employment agreement with Mr. Ulansky pursuant to which we employed Mr. Ulansky as our chief executive officer for three years. As compensation for his services, Mr. Ulansky received an annual base salary of $400,000 for the first year, $450,000 for the second year and $500,000 for the third year. The employment agreement automatically renews on each anniversary of the Agreement for one additional year term unless either party elects not to terminate the agreement.

Effective as of July 12, 2015, we entered into an employment agreement with Ms. Irons pursuant to which we employed Ms. Irons as our chief financial officer for three years. As compensation for her services, Ms. Irons received an annual base salary of $125,000 for the first year, $137,500 for the second year and $150,000 for the third year.

Pursuant to our employment agreements with each of Mr. Ulansky and Ms. Irons, we structured individual deferred share unit plans for their benefit effective as of the effective dates of their respective employment agreements. The deferred share unit plans provide that, at our sole election, Mr. Ulansky or Ms. Irons may receive all of his or her employment compensation in the form of deferred share units. The number of deferred stock units to be credited in a financial quarter is determined by dividing the compensation earned in the financial quarter by the fair market value of the common stock, calculated as defined in the agreements. Upon termination of employment, other than as a result of death, each of Mr. Ulansky and Ms. Irons may elect to receive one share of common stock in respect of each whole deferred stock unit credited to his or her account or cash equal to the fair market value of such share. In the event of the death of Mr. Ulansky or Ms. Irons, we are required to pay to his or her legal representative an amount in cash equal to the fair market value of the shares to which he or she would have otherwise been entitled to receive in respect of the deferred stock units credited to his or her account.

Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons agreed to waive a portion of the deferred stock units that have been issued to them under their respective deferred share unit plans.

Mr. Ulansky and Ms. Irons resigned from their positions on March 16, 2018. In connection with their resignations, we entered into release agreements with them pursuant to which we issued 1,500,000 shares of common stock, valued at $84,000, to Mr. Ulansky and paid $25,000 to Ms. Irons in full satisfaction of any obligations, including obligations under employment agreements and deferred stock agreements, we had to them.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at July 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of October 25, 2018, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of October 25, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Daniel Tsai 8520 Allison Pointe Blvd Ste. 223 #87928, Indianapolis, Indiana 46250	17,500,000	20.9%

Iconic Private Equity Partners[1] 8th Floor, Asia Standard Tower, Nos. 59-65 Queen's Road Central, Hong Kong	8,333,333	9.9%

Chad Ulansky[2] 1302 Green Bay Rd, West Kelowna, BC, Canada V4T 2B6	6,180,000	7.4%

Element 29 Ventures Ltd.[2] 203-1634 Harvey Avenue, Kelowna, BC, Canada VIY 6G2	4,680,000	5.6%

The Panama Fund SA3 World Trade Center, Piso 7, Oficina 703, Panama City, Panama	4,900,000	5.8%

All officers and directors as a group (one individual)	17,500,000	20.9%

________

[1]	Elliot Choi, as the sole equity owner of Iconic Private Equity Partners, has the sole right to vote and dispose of the shares owned by Iconic Private Equity Partners.
[2]

The shares beneficially owned by Mr. Ulansky include the 4,680,000 shares owned by Element 29 Ventures and the 1,500,000 shares owned by Mr. Ulansky. Mr. Ulansky, as president of Element 29 Venture, has the sole right to vote and dispose of the shares owned by Element 29 Ventures.

[3]

Marco Williams De Souza and Rodolfo Wright of Williams & Associates (the practicing legal license company administering The Panama Fund) have voting and dispositive power over the shares held by The Panama Fund.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with their resignations as officers and, in Mr. Ulansky case, director, we entered into release agreements with them pursuant to which we issued 1,500,000 shares of common stock, valued at $84,000, to Mr. Ulansky and paid $25,000 to Ms. Irons in full satisfaction of any obligations, including obligations under employment agreements and deferred stock agreements, we had to them.

Included in accounts payable and accrued liabilities is $2,538 at July 31, 2017 due to companies with common management. Prior to March 16, 2018, we shared office space with other companies in order to take advantage of cost sharing opportunities and management services. Two of these companies are: Kel-Ex Developments Ltd., a significant stockholder, which shared the services of our chief financial officer; and Metalex Ventures Ltd., a publicly traded company which shares the services of our chief executive officer and chief financial officer. During the year ended July 31, 2018, the related parties invoiced us for a total of $7,730 and during the year ended July 31, 2017, the related parties invoiced us for a total of $14,455.

On March 19, 2018, we entered into a one-year consulting agreement with Iconic Private Equity Partners pursuant to which we issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to Iconic Private Equity Partners.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Davidson & Company LLP for each of our last two fiscal years and for KCCW Accountancy Corp. for the fiscal year ended July 31, 2018 the categories of services indicated.

Davidson & Company LLP

	Fiscal Year Ended July 31,
	2018	2017

Audit fees	$25,500	$20,788
Audit – related fees	12,000	-
Tax fees	-	10,600
All other fees	-	2,029

KCCW Accountancy Corp.

Fiscal Year Ended July 31, 2018

Audit fees	$5,000
Audit – related fees	-
Tax fees	-
All other fees	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection our registration statement.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit Number	Description

2.1	Plan and agreement of merger dated March 19, 2018 between the Company and iMine Corporation.[1]
3.1	Articles of Incorporation of the Company[4]
3.2	Bylaws of the Company[2]
10.1	Employment agreement dated March 19, 2018 between the Company and Daniel Tsai. [1]
10.2	Form of loan and security agreement dated March 20, 2018 between the Company and Jose Maria Eduardo Gonzalez Romero [1]
10.3	Form of 5% secured convertible promissory note[1]
10.4	Agreement dated July 13, 2018 between the Company and GIGAIPC Co., Ltd.[3]
10.5	Non-Exclusive Distribution Agreement dated July 19, 2018 between the Company and Sunwai Technology[4]
10.6	Consulting agreement dated March 19, 2018 between the Company and Iconic Private Equity Partners[1]
10.7	Release agreement between the Company and Chad Ulansky[1]
14.1	Code of Ethics[5]

__________

1	Filed as an exhibit to the Company’s Form 8-K filed on March 22, 2018 and incorporated herein by reference.
2	Filed as an exhibit to the Company’s registration statement on Form S-1 filed on November 8, 2012 and incorporated by reference.
3	Filed as an exhibit to the Company’s Form 8-K filed on July 18, 2018 and incorporated herein by reference.
4	Filed as an exhibit to the Company’s registration statement on Form S-1, filed on July 25, 2018, and incorporated herein by reference
5	Filed as an exhibit to the Company’s annual report on Form 10-K, filed on October 29, 2013 and incorporated herein by reference

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2018

iMine Corporation

By:	/s/ Daniel Tsai
Name: Daniel Tsai
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Tsai	Chief executive officer, chief financial officer	October 29, 2018
Daniel Tsai	and director (principal executive and financial officer)

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iMINE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iMINE Corporation as of July 31, 2018, the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2018, and the results of its operations and its cash flows for the year ended July 31, 2018, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that iMINE Corporation will continue as a going concern. As described in Note 3 to the financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2018.

Diamond Bar, California

October 22, 2018

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

iMine Corporation (formerly Diamante Minerals, Inc.)

We have audited the accompanying financial statements of iMine Corporation (formerly Diamante Minerals, Inc.) (the “Company”), which comprise the balance sheets of iMine Corporation (formerly Diamante Minerals, Inc.) as of July 31, 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iMine Corporation (formerly Diamante Minerals, Inc.) as of July 31, 2017, and the results of its operations and its cash flows for the year ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that iMine Corporation (formerly Diamante Minerals, Inc.) will continue as a going concern. As discussed in Note 3 to the financial statements, the iMine Corporation (formerly Diamante Minerals, Inc.) has suffered recurring losses from operations and has a net capital deficiency. These matters, along with the other matters set forth in Note 3, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

October 30, 2017

iMINE CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$53,971	$197,190
Prepaid inventory	400,000	-
Prepaid expenses	-	1,450
Total Current Assets	453,971	198,640

TOTAL ASSETS	$453,971	$198,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$18,711	$24,218
Due to related parties	235,294	683,427
Convertible notes payable	90,938	-
Total Current Liabilities	344,943	707,645

Total Liabilities	344,943	707,645

Stockholders' Equity (Deficit)
Common stock: 300,000,000 authorized; $0.001 par value 78,542,286 and 52,042,286 shares issued and outstanding July 31, 2018 and 2017, respectively	78,542	52,042
Additional paid in capital	11,365,925	8,954,269
Accumulated deficit	(11,335,439)	(9,515,316)
Total Stockholders' Equity (Deficit)	109,028	(509,005)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$453,971	$198,640

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

	Year Ended
	July 31,
	2018	2017

Revenue	$-	$-

Operating Expenses
General and administrative expenses	334,055	27,107
Stock-based compensation	1,400,000	-
Professional fees	115,211	130,265
Management fees (recovery)	-	(73,570)
(Recovery of ) tax filing penalties	-	(30,000)
Total Operating Expenses	1,849,266	53,802

Loss From Operations	(1,849,266)	(53,802)

Other Income (Expense)
Write off of acquisition costs and investment	-	(8,022,000)
Interest income	-	1,043
Interest expense and accretion on convertible notes	(90,938)	-
Gain on settlement of debt	120,271	-
Gain (loss) on foreign currency exchange	(190)	-
Total Other Income (Expense)	29,143	(8,020,957)

Loss Before Income Taxes	(1,820,123)	(8,074,759)
Provision for income taxes	-	-
Net Loss	$(1,820,123)	$(8,074,759)

Basic and Diluted Loss Per Share of Common Stock	$(0.03)	$(0.16)

Basic and Diluted Weighted Average Number of Shares of Common Stock Outstanding	61,745,026	52,042,286

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Total
	Common Stock		Additional		Stockholders'
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - July 31, 2016	52,042,286	$52,042	$8,954,269	$(1,440,557)	$7,565,754
Net loss	-	-	-	(8,074,759)	(8,074,759)
Balance - July 31, 2017	52,042,286	52,042	8,954,269	(9,515,316)	(509,005)
Stock-based compensation	25,000,000	25,000	1,375,000	-	1,400,000
Common stock issued to the principal stockholder through debt forgiveness	1,500,000	1,500	82,500	-	84,000
Contributed capital by the principal stockholder through debt forgiveness	-	-	454,156	-	454,156
Convertible debenture equity component	-	-	500,000	-	500,000
Net loss	-	-	-	(1,820,123)	(1,820,123)
Balance - July 31, 2018	78,542,286	$78,542	$11,365,925	$(11,335,439)	$109,028

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,820,123)	$(8,074,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,400,000	-
Accrued interest and accretion on convertible notes	90,938	-
Gain on settlement of debt	(120,271)	-
Write off of acquisition costs	-	7,992,000
Write off of minority equity interest	-	30,000
Changes in operating assets and liabilities:
Increase in prepaid inventory and prepaid expenses	(398,550)	(1,190)
Decrease in accounts payable and accrued liabilities	(5,507)	(35,951)
Increase (decrease) in due to related parties	210,294	(73,570)
Net cash used in operating activities	(643,219)	(163,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of minority equity investment	-	(30,000)
Net cash used in investing activities	-	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible note	500,000	-
Net cash provided by financing activities	500,000	-

Net change in cash and cash equivalents	(143,219)	(193,470)
Cash and cash equivalents, beginning of period	197,190	390,660
Cash and cash equivalents, end of period	$53,971	$197,190

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities
Common stock issued to principal shareholder through debt forgiveness	$84,000	$-
Contributed capital by principal shareholder through debt forgiveness	$454,156	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Notes to Consolidated Financial Statements

July 31, 2018 and 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on April 1, 2014 and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly-owned subsidiary, iMine Corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation.

The Company plans to engage in the business of selling the computer equipment that is used for mining cryptocurrency, and, as of July 31, 2018 had paid $400,000 on account of inventory of such computers which had not been received at July 31, 2018. Prior to March 2018, the Company was engaged in development of mining assets. The Company is no longer engaged in the development of mining assets. All assets relating the former mining business were valued at zero at July 31, 2018 and 2017, and the Company has no obligations or liabilities with respect to the former mining business as of July 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Classification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss nor accumulated deficit.

Fiscal Period

The Company's fiscal year end is July 31.

Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

F-8

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

Financial instruments, including cash, prepaid inventory, accounts payable and accrued liabilities, and due to a related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at July 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices in	Significant Other	Significant
	July 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$53,971	$53,971	$-	$-
Liabilities:
Convertible notes payable	90,938	-	90,938	-
Total	$144,909	$53,971	$90,938	$-

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires the Company to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company sells the equipment to its customers with no residual warranty, installation or other obligation on the Company’s part. Accordingly, the Company will recognize revenue when it sells the equipment to the customer and receipt of payment is assured. Since the Company has not generated any revenue in the past, the adoption of Topic 606 will not require any adjustment resulting from the adoption of Topic 606.

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

The Company also accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions that the Company may take. The Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. The Company’s accounting for certain income tax effects is incomplete, but the Company has determined reasonable estimates for those effects The Company is continuing to gather additional information to determine the final impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2018, the Company incurred a net loss of $1,820,123. As at July 31, 2018, the Company had an accumulated deficit of $11,335,439 and has earned no revenues since inception. The Company intends to develop its business plan, including the sale of its ordered inventory upon receipt, and seek to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2019. In view of the thin trading market for the Company’s common stock, the availability and terms of any such financing are uncertain.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 4 – PREPAID INVENTORY

Prepaid inventory represents payments made toward the purchase of inventory, consisting of equipment, which has not been delivered as of July 31, 2018.

Prepaid expenses at July 31, 2017 represent prepaid fees. There were no prepaid fees at July 31, 2018.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2017, the Company’s former director invoiced $3,716 to the Company to cover the Company’s operating expenses. The balance was repaid in full in fiscal 2017.

On March 16, 2018, the former chief executive officer and sole director and the former chief financial officer resigned from their respective positions. In connection with their resignations, on March 22, 2018, the Company entered into release agreements pursuant to which the Company agreed to issue 1,500,000 shares of common stock to the former chief executive officer and sole director valued at $84,000, and to pay $25,000 to the former chief financial officer in full satisfaction of any obligations, including obligations under their employment agreements and deferred stock agreements, the Company had to them. As a result of the release agreements, an aggregate amount of $145,271 due to the former chief financial officer at July 31, 2017 was satisfied by the payment of $25,000 to the former chief financial officer and a gain on the settlement of debt of $120,271 was recorded as other income for the year ended July 31, 2018; an aggregate amount of $538,156 due to the former chief executive officer and sole director at July 31, 2017 was satisfied with the issuance of the common stock amounted to $84,000 to the former chief executive officer and sole director and a gain on the settlement of former director’s debt of $454,156 was recorded as additional paid-in capital for the year ended July 31, 2018.

On March 19, 2018, the Company entered into a one-year executive employment agreement with the newly elected chief executive officer, who is also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. As of July 31, 2018, $164,706 was reflected as an amount due to related parties.

On March 19, 2018, the Company entered into a one-year consulting agreement with a consultant, who was, at the time, a 1.6% stockholder, pursuant to which the Company issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to the consultant to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. As of July 31, 2018, $70,588 was reflected as an amount due to related parties.

Prior to the change in management in March 2018, the Company shared office space with other companies that were related parties. Two of these companies were significant stockholders of the Company, one of which shared the services of the former chief financial officer and the other is a publicly-traded company which shared the services of the former chief executive officer and the former chief financial officer. Geological consulting fees were also paid to the former chief executive officer of the Company.

The following table sets forth amounts paid and/or payable to related parties during the years ended July 31, 2018 and 2017.

	Year Ended
	July 31,
	2018	2017
Administrative fees	$895	$1,237
Consulting fees	-	310
Shared office and administrative costs	6,835	9,192
Shared project expenditures	-	3,716
Executive compensation	1,185,706	-
	$1,193,436	$14,455

The following table sets forth the amounts due to related parties at July 31, 2018 and 2017:

	July 31,	July 31,
	2018	2017
Due to chief executive officer pursuant to executive employment agreement	$164,706	$-
Due to consultant pursuant to consulting agreement	70,588	-
Due to former officers pursuant to employment consulting agreement	-	683,427
Due to other related parties (included in accounts payable)	-	2,538
	$235,294	$685,965

NOTE 6 – CONVERTIBLE NOTES

On March 20, 2018, the Company entered into a note purchase agreement with a non-affiliated party pursuant to which the purchaser would lend the Company a total of $500,000, for which the Company issued two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which is purchased from the proceeds of the notes. As of July 31, 2018, the Company had received $500,000 pursuant to the note purchase agreement and issued its convertible notes in the principal amount of $500,000.

Interest of 5% is payable annually until the settlement date. No interest has been paid during the year ended July 31, 2018.

The net proceeds received from the issue of the convertible notes have been allocated to additional paid in capital in full, representing the intrinsic value of the conversion option to convert the liability into equity of the Company, as follows:

Nominal value of the convertible promissory notes issued	$500,000
Beneficial conversion feature allocated to additional paid in capital	(500,000)
Liability component at date of issue	-
Accrued interest and accretion to July 31, 2018	90,938
Liability component as of July 31, 2018	$90,938

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

There were 78,542,286 and 52,042,286 shares of common stock issued and outstanding as of July 31, 2018 and 2017, respectively.

On March 19, 2018, the Company issued (a) 17,500,000 shares of common stock, with a fair market value at issuance of $980,000, to the current chief executive officer and sole director pursuant to his employment agreement and (b) 7,500,000 shares of common stock, with a fair market value at issuance of $420,000, to a consultant pursuant to a consulting agreement (See Note 5).

Pursuant to a release agreement with the Company’s former chief executive officer, the Company issued 1,500,000 shares of common stock on April 12, 2018, with a fair market value of $84,000 (See Note 5).

As of July 31, 2018 and 2017, the Company had no options and warrants outstanding.

NOTE 8 - INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 34% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of July 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at July 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended July 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating losses carryover.

The income tax provision (benefit) for the years ended July 31, 2018 and 2017 consists of the following:

	July 31,	July 31,
	2018	2017

Net loss for the year	$(1,820,123)	$(8,074,759)

Income tax recovery at statutory rate	$(382,226)	$(2,745,418)
Permanent difference and other	286,544	2,416,418
Change in valuation allowance	95,682	329,000
Income tax expense per books	$-	$-

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of July 31, 2018 and 2017:

	As of July 31,
	2018	2017
Federal income tax rate	21.00%	34.00%
Increase in valuation allowance	(21.0)%	(34.0)%
Effective income tax rate	0.00%	0.00%

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2018 and 2017

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2018	2017

Net operating losses (NOLs) carryforward	$547,682	$452,000
Effect of change in the statutory rate	(172,824)	-
Valuation allowance	(374,858)	(452,000)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

During the year ended July 31, 2016, it came to the attention of management that no tax filings had been submitted for the Company since its inception. While the Company had no taxable income and incurred no corporate taxes payable, there were certain reporting requirements that were not submitted by the appropriate deadlines. Upon filing, the Company incurred a $10,000 penalty for each of the 2012, 2013, and 2014 year then ended, for a total of $30,000. The Company then filed a request to waive the penalties and, during the year ended July 31, 2017, received notice of assessments for these tax years. The Company filed an objection to these assessments and succeeded in having the penalties waived. As such, a recovery of tax filing penalties has been recorded in the statement of operations.

NOTE 9 – SUBSEQUENT EVENTS

On August 30, 2018, the Company entered into a consulting agreement for the term of 24 months. The Company paid a consultant compensation 1,250,000 shares of common stock which have a value of $225,000. The shares were fully vested on issuance.

On September 10, 2018, the Company issued 4,125,100 shares of common stock upon the conversion of convertible notes in the principal amount of $82,502.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of July 31, 2018 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

