Form 10-Q
period 2018-10-31
iMine Corp
filed 2018-12-18
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of December 14, 2018, there were 83,917,386 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Managemeof the nt’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

	October 31,	July 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,848	$53,971
Prepaid inventory	400,000	400,000
Prepaid expenses	112,500	-
Total Current Assets	524,348	453,971

Non-current Assets
Prepaid expenses – non-current	93,750	-
TOTAL ASSETS	$618,098	$453,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$18,183	$18,711
Due to related parties	235,294	235,294
Convertible notes payable	136,723	90,938
Total Current Liabilities	390,200	344,943

TOTAL LIABILITIES	390,200	344,943

Stockholders’ Equity
Common stock: 300,000,000 authorized; $0.001 par value 83,917,386 and 78,542,286 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	83,917	78,542
Additional paid in capital	11,603,920	11,365,925
Accumulated deficit	(11,459,939)	(11,335,439)
TOTAL STOCKHOLDERS’ EQUITY	227,898	109,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$618,098	$453,971

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017

Revenue	$-	$-

Operating expenses
General and administrative	18,898	6,557
Professional fees	22,697	24,407
Stock-based compensation	18,750	-
Management fees (recovery)	-	(647,770)
Total operating expenses	60,345	(616,806)

Loss from operations	(60,345)	616,806

Other income and expense
Interest and accretion on convertible notes	(64,155)	-
Total other expense	(64,155)	-

Income (loss) before income taxes	(124,500)	616,806

Provision for income taxes	-	-

Net income (loss)	$(124,500)	$616,806

Basic income (loss) per share of common stock	$(0.00)	$0.01

Basic weighted average number of common shares outstanding	81,729,843	52,042,286

Diluted loss per share of common stock	$(0.00)	$(0.00)

Diluted weighted average number of shares of common stock outstanding	81,729,843	52,933,720

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(124,500)	$616,806
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	18,750	-
Accrued interest and accretion on convertible notes	58,430	-
Management fee recovery	-	(647,770)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,450
Accounts payable and accrued liabilities	5,197	(2,083)
Net cash used in operating activities	(42,123)	(31,597)

Net change in cash and cash equivalents	(42,123)	(31,597)
Cash and cash equivalents, beginning of period	53,971	197,190
Cash and cash equivalents, end of period	$11,848	$165,593

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Notes to Unaudited Consolidated Financial Statements

October 31, 2018

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

The Company plans to engage in the business of selling the computer equipment that is used for mining cryptocurrency, and, as of October 31, 2018 had paid $400,000 on account of inventory of such computers which had not been received at October 31, 2018. Prior to March 2018, the Company was engaged in development of mining assets. The Company is no longer engaged in the development of mining assets. All assets relating the former mining business were valued at zero at October 31, 2018 and July 31, 2018, and the Company has no obligations or liabilities with respect to the former mining business as of October 31, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2018 have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2018 included within the Company’s Annual Report on Form 10-K.

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

Principles of Consolidation

The accompanying consolidated financial statements, including the accounts of the Company and its wholly-owned subsidiary, iMine Corporation, an Indiana corporation. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

Use of Estimates

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

Fiscal Period

The Company’s fiscal year end is July 31.

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

Financial instruments, including cash, prepaid inventory, prepaid expenses, accounts payable and accrued liabilities, and due to related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at October 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices in	Significant Other	Significant
	October 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$11,848	$11,848	$-	$-
Liabilities:
Convertible notes payable	136,723	-	136,723	-
Total	$148,571	$11,848	$136,723	$-

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company sells the equipment to its customers with no residual warranty, installation or other obligation on the Company’s part. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company has yet to realize revenues from operations.

Stock-based expenses

The Company accounts for stock-based compensation arrangements with employees, nonemployee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, over the requisite service period in the Company’s consolidated statements of operations. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant.

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

Net Income (Loss) Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt. As of October 31, 2018, there were 20,874,900 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

In February 2018, the FASB issued ASU No, 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company has adopted this ASU 2018-07 and determined that it does not have a material effect on its financial condition and condensed consolidated statements of operations for the three months ended October 31, 2018.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2018, the Company incurred a loss of $124,500. As at October 31, 2018, the Company had an accumulated deficit of $11,459,939 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. The Company has no arrangements or understandings with respect to any equity or other financing and it may not be able to complete any equity financing on reasonable, if any, terms.

The ability of the Company to begin operations in its new field of selling computer equipment for the mining of cryptocurrency and the mining of cryptocurrency in the testing of such equipment is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. The Company has not generated any revenue from this business through October 31, 2018, and the Company cannot give any assurance as to its ability to operate profitably.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSE ANSD INVENTORY

Prepaid inventory represents payments made toward the purchase of inventory, consisting of equipment, which has not been delivered as of October 31, 2018 and July 31, 2018.

Prepaid expenses consist of consulting fees for the term of 2 years until August 31, 2020.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the newly elected chief executive officer, who is also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of October 31, 2018 and July 31, 2018, $164,706 was reflected as an amount due to related parties.

On March 19, 2018, the Company entered into a one-year consulting agreement with a consultant, who was, at the time, a 1.6% stockholder, pursuant to which the Company issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to the consultant to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. As of October 31, 2018 and July 31, 2018, $70,588 was reflected as an amount due to related parties.

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

The following table sets forth amounts paid and/or payable to related parties during the three months ended October 31, 2018 and 2017.

	For the three months ended
	October 31,
	2018	2017
Administrative fees	$-	$140
Shared office and administrative costs	-	3,250
	$-	$3,390

The following table sets forth the amounts due to related parties at October 31, 2018 and July 31, 2018:

	October 31,	July 31,
	2018	2018
	(Unaudited)
Due to chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to consultant pursuant to consulting agreement	70,588	70,588
	$235,294	$235,294

NOTE 6 – CONVERTIBLE NOTES

At October 31, 2018 and July 31, 2018, convertible note consisted of the following:

	October 31,	July 31,
	2018	2018
	(Unaudited)
Convertible promissory notes outstanding	$417,498	$500,000
Less discount	(294,768)	(417,330)
Liability component as at date of issue	122,730	82,670
Accrued interest	13,993	8,268
Liability component	$136,723	$90,938

On March 20, 2018, the Company entered into a note purchase agreement with a non-affiliated party pursuant to which the purchaser would lend the Company a total of $500,000, for which the Company would issue two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which is purchased from the proceeds of the notes. As of October 31, 2018, the Company had received $500,000 pursuant to the note purchase agreement and issued its convertible notes in the principal amount of $500,000.

Interest of 5% is payable annually until the settlement date. No interest has been paid during the three months ended October 31, 2018.

On September 10, 2018, the holder of the convertible note converted $82,502 of the principal amount of the note into 4,125,100 shares of common stock.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

During the three months ended October 31, 2018, the Company issued common stock as follows,

•	1,250,000 shares to a consultant for a consulting service valued at $225,000, of which $112,500 was recorded as prepaid expense and $93,750 was recorded as noncurrent prepaid expenses as of October 31, 2018.
•	4,125,100 shares for the conversion of convertible notes in the principal amount of $82,502.

There were 83,917,386 and 78,542,286 shares of common stock issued and outstanding as of October 31, 2018 and July 31, 2018, respectively.

As of October 31, 2018 and July 31, 2018, the Company had no options and warrants outstanding.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of October 31, 2018 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of October 31, 2018, all of the assets associated with the mining business have been fully reserved against and have no value.

On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who is our sole executive officer. With the change of management, we changed our business. We are now in the process of developing the business of selling computer equipment which can be used for the mining of cryptocurrency and testing the equipment through the mining of cryptocurrency and the sale of cryptocurrency on one of the existing exchanges for the mined cryptocurrency. We cannot assure you that we will be successful in the development of this business. Through October 31, 2018, we had not generated any revenue from this business, and our business activity has been limited to purchasing computer equipment for our inventory, which we had not received as of October 31, 2018 and is reflected on our balance sheet as prepaid inventory, and developing our business plan.

In order to move forward with the new venture, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing stockholders.

During the period from March through June 2018, we raised $500,000 from the sale of our convertible notes in the principal amount of $500,000. The proceeds of these notes were used to purchase inventory and for working capital purposes, including expenses relating to our status as a public company. In order for us to generate revenue from our business we need to sell this equipment at a reasonable gross margin. We cannot assure you that we will be able to do so.

The terms of our employment agreements with our former chief executive officer, Chad Ulansky, and our former chief financial officer, Jennifer Irons, have had a significant effect upon the results of our operations during the year ended July 31, 2017. Pursuant to our employment agreements with each of Mr. Ulansky and Ms. Irons, we structured individual deferred share unit plans for their benefit. Each deferred share unit plan provides that, at our election, Mr. Ulansky or Ms. Irons (as the case may be) may receive all of his or her employment compensation due in the financial quarter in the form of deferred share units. Any such deferred stock units are to be credited to accounts maintained for each of Mr. Ulansky and Ms. Irons by us on a quarterly basis. The number of deferred stock units to be credited in a financial quarter is determined by dividing the compensation earned in such financial quarter by the fair market value. Upon termination of employment with us, other than as a result of death, each of Mr. Ulansky and Ms. Irons (as the case may be) may elect to receive one share of our Company’s common stock in respect of each whole deferred stock unit credited to his or her account or cash equal to the fair market value of such share. Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons agreed to waive the deferred stock units that had been issued to them under their deferred share unit plans. As a result of the grant of the deferred stock units, we recognize compensation equal to the compensation earned by Mr. Ulansky and Ms. Irons pursuant to their employment agreements. In addition, there is a management fee or management fee recovery based on changes in the market price of our common stock. If the price of our stock declines, there is a recovery of the management fee equal to the change in value of the stock underlying the deferred stock units, and if the price of our common stock increases there is a management fee equal to the increase in value. As a result of the change in stock price, for the three months ended October 31, 2017, we recognized a management fee recovery of $647,770, as a result of which we reported net income of $616,806 for the three months ended October 31, 2017.

Results of Operations

Three Months Ended October 31, 2018 and 2017

We have generated no revenues since inception.

For the three months ended October 31, 2018, we generated a loss of $124,500, or $(0.00) per share (basic and diluted) as compared with net income of $616,806, or $0.01 per share (basic) and $0.00 per share (diluted) for the three months ended October 31, 2017.

Operating expenses for the three months ended October 31, 2018 were $60,345, comprised of general and administrative expenses of $18,898, which related primarily to compensation, professional fees of $22,697, and stock-based expenses of $18,750.

Operating expenses for the three months ended October 31, 2017 were $(616,806), comprised of a management fee recovery $(647,770), general and administrative expenses of $6,557 and professional fees of $24,407.

For the three months ended October 31, 2018, we had interest and accretion on convertible notes of $64,155. We had no comparable expenses for the three months ended October 31, 2017.

Liquidity and Capital Resources

The following table shows are working capital at October 31, 2018 and July 31, 2018:

	October 31, 2018	July 31, 2018

Current Assets	$524,348	$453,971
Current Liabilities	390,200	334,943
Working Capital (Deficiency)	$134,148	$109,028

During the three months ended October 31, 2018, we used $42,123 in cash from operating activities compared to cash used by operating activities of $31,597 during the three months ended October 31, 2017. Our cash flow for the three months ended October 31, 2018 reflected our net loss of $124,500, increased by stock-based compensation of $18,750, accrued interest and accretion on convertible debt of $58,430, and an increase in accounts payable and accrued liabilities of $5,197.

During the three months ended October 31, 2017, we used $31,597 in cash from operating activities, reflecting our net income of $616,806, decreased primarily by the recovery of management fees $647,770.

We had no cash flow from investing or financing activities during the three months ended October 31, 2018 and 2017.

Our net change in cash and cash equivalents was $(42,123) for the three months ended October 31, 2018 and (31,597) for the three months ended October 31, 2017.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2018, we incurred a loss of $124,500. At October 31, 2018, we had an accumulated deficit of $11,459,939 and we have earned no revenues since inception. We intend to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. We have no arrangements or understandings with respect to any equity or other financing and we cannot assure you that we will be able to complete any equity financing on reasonable, if any, terms. Our inability to raise necessary financing could impair our ability to develop our business or to continue in business.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on March 16, 2018 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of October 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2018, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: December 18, 2018	By:	/s/ Daniel Tsai
Daniel Tsai
Chief Executive Officer and Chief Financial Officer

