Form 10-Q
period 2019-01-31
iMine Corp
filed 2019-05-06
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act: None

As of April 30, 2019, there were 83,917,386 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

	January 31,	July 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,290	$53,971
Assets from discontinued operation	178,125	400,000
Total Current Assets	183,415	453,971

TOTAL ASSETS	$183,415	$453,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$27,133	$18,711
Due to a related party	235,294	235,294
Convertible notes payable	232,165	90,938
Liabilities from discontinued operations	19,500
Total Current Liabilities	514,092	344,943

TOTAL LIABILITIES	514,092	344,943

Stockholders’ Equity (Deficit)
Common stock: 300,000,000 authorized; $0.001 par value 79,792,286 and 78,542,286 shares issued and outstanding January 31, 2019 and July 31, 2018, respectively	79,792	78,542
Additional paid in capital	11,589,675	11,365,925
Accumulated deficit	(12,000,144)	(11,335,439)
Total Stockholders’ Equity (Deficit)	(330,677)	109,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$183,415	$453,971

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenue	$-	$	$-	$-

Operating expenses
General and administrative	308	8,659	686	15,216
Professional fees	21,350	16,635	44,047	41,042
Management fees (recovery)	-	8,915	-	(638,855)
Total operating expenses	21,658	34,209	44,733	(582,597)

Income (loss) from operations	(21,658)	(34,209)	(44,733)	582,597

Other income and expense
Interest and accretion on convertible notes	(77,072)	-	(141,227)	-
Total other income (expense)	(77,072)	-	(141,227)	-

Income (loss) before income taxes	(98,730)	(34,209)	(185,960)	582,597
Provision for income taxes	-	-	-	-
Income (loss) from continuing operations	(98,730)	(34,209)	(185,960)	582,597

Loss from discontinued operations, net of tax	(441,475)	-	(478,745)	-

Net income (loss)	$(540,205)	$(34,209)	$(664,705)	$582,597

Basic and diluted income (loss) per share of common stock
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$0.01
Discontinued operations	$(0.01)	$-	$(0.01)	$-
Net income (loss)	$(0.01)	$(0.00)	$(0.01)	$0.01
Basic and diluted weighted average shares of common stock outstanding	79,792,286	52,042,286	79,595,275	52,042,286

The accompanying notes are an integral part of these consolidated financial statements.

MINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(664,705)	$582,597
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	46,875	-
Inventory reserve	404,350	-
Accrued interest and accretion on convertible notes	128,624	-
Management fee recovery	-	(638,855)
Changes in operating assets and liabilities:
Prepaid expenses	(4,350)	1,450
Accounts payable and accrued liabilities	21,025	(16,005)
Advance from customer	19,500	-
Net cash used in operating activities	(48,681)	(70,813)

Net change in cash and cash equivalents	(48,681)	(70,813)
Cash and cash equivalents, beginning of period	53,971	197,190
Cash and cash equivalents, end of period	$5,290	$126,377

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Notes to Unaudited Consolidated Financial Statements

January 31, 2019

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on April 1, 2014, and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly-owned subsidiary, iMine Corporation, a Nevada corporation.

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business, which will be reflected as a discontinued operation, and the value of the prepaid inventory, which was the only asset of the discontinued operation at July 31, 2018, was fully reserved against.  The Company is in the process of evaluating potential business opportunities, although the Company cannot give any assurance that it will be able to acquire or commence profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2018 have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2018 included within the Company’s Annual Report on Form 10-K.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

Classification

Certain classifications have been made to the prior year financial statements to conform to the current period presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Fiscal Period

The Company’s fiscal year end is July 31.

Inventory

Inventory mainly consists of equipment. Inventory is stated at the lower of cost or market. Market is determined based on net realizable value. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and incurs a charge to operations for known and anticipated inventory obsolescence. During the six months ended January 31, 2019, the Company reviewed the value of inventory, which relates to the Company’s discontinued operations, and determined to reserve 100% allowance for inventory of $404,350.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at January 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices in	Significant Other	Significant
	January 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$5,290	$5,290	$-	$-
Liabilities:
Convertible notes payable	232,165	-	232,165	-

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

The Company has not realized any revenues from operations.

Stock-based expenses

The Company accounts for stock-based compensation arrangements with employees, nonemployee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, on a straight-line basis over the requisite service period in the Company’s consolidated statements of operations. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant.

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

Net Income (Loss) Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt. As of January 31, 2019, there were 25,000,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2019, the Company incurred a net loss of $664,705. As at January 31, 2019, the Company had an accumulated deficit of $12,000,144 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

The ability of the Company to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan. The Company cannot give any assurance as to its ability to develop or acquire a business or to operate profitably.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DISCONTINUED OPERATION

The change of the business qualified as a discontinued operation of the Company (Note 1). In conjunction with the discontinued operations, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations. The assets and liabilities of the discontinued operations were presented separately under the captions “Assets from discontinued operation” and “Liabilities from discontinued operation”, respectively, in the accompanying Consolidated Balance Sheets at January 31, 2019 and July 31, 2018.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Inventory valuation reserve	(404,350)	-	(404,350)	-
Gross profit	(404,350)	-	(404,350)	-
General and administrative	(9,000)	-	(27,520)	-
Stock based compensation	(28,125)	-	(46,875)	-
Operating loss	(441,475)	-	(478,745)	-
Income tax provision	-	-	-	-
Loss from discontinued operations, net of tax	$(441,475)	$-	$(478,745)	$-

The following table summarizes the carrying amounts of the net assets from discontinued operations as of January 31, 2019 and July 31, 2018, respectively.

	January 31, 2019	July 31, 2018
	(Unaudited)
Assets from discontinued operations
Prepaid inventory	$-	$400,000
Prepaid expense	178,125	-
	$178,125	$400,000
Liabilities from discontinued operations
Advance from customer	$19,500	$-
	$19,500	$-

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of January 31, 2019 and July 31, 2018, $164,706 was reflected as an amount due to related parties.

On March 19, 2018, the Company entered into a one-year consulting agreement with a consultant, who was, at the time, a 1.6% stockholder, pursuant to which the Company issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to the consultant to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. As of January 31, 2019 and July 31, 2018, $70,588 was reflected as an amount due to related parties.

Prior to the change in management on March 16, 2018, the Company shared office space with other companies that were related parties. Two of these companies were majority stockholders of the Company, one of which shared the services of the chief financial officer and the other is a publicly-traded company which shared the services of the chief executive officer and the chief financial officer. Geological consulting fees were also paid to the company of the former chief executive officer.

The amounts paid to related parties during the six months ended January 31, 2019 and 2018 were $0 and $6,755, respectively. The amounts paid to related parties during the three months ended January 31, 2019 and 2018 were $0 and $3,158, respectively.

The following table sets forth the amounts due to related parties at January 31, 2019 and July 31, 2018:

	January 31,	July 31,
	2019	2018
	(Unaudited)
Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to consultant pursuant to consulting agreement	70,588	70,588
	$235,294	$235,294

NOTE 6 – CONVERTIBLE NOTES

At January 31, 2019 and July 31, 2018, convertible note consisted of the following:

	January 31,	July 31,
	2019	2018
Convertible promissory notes issued	$500,000	$500,000
Less discount	(288,706)	(417,330)
Liability component as at date of issue	211,294	82,670
Accrued interest	20,871	8,268
Liability component	$232,165	$90,938

Pursuant to a note purchase agreement dated March 20, 2018 between the Company and a non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which was purchased from the proceeds of the notes.

Interest of 5% is payable annually until the settlement date. No interest was paid during the six months ended January 31, 2019.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

During the six months ended January 31, 2019, the Company issued 1,250,000 shares to a consultant for a consulting service valued at $225,000, of which $178,125 was recorded as net assets from discontinued operation as of January 31, 2019.

There were 79,792,286 and 78,542,286 shares of common stock issued and outstanding as of January 31, 2019 and July 31, 2018, respectively.

As of January 31, 2019 and July 31, 2018, the Company had no options and warrants outstanding.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of January 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of January 31, 2019, all of the assets associated with the mining business have been fully reserved against and have no value.

On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who became our sole executive officer. With the change of management, we changed our business to the development of the business of selling computer equipment which can be used for the mining of cryptocurrency and testing the equipment through the mining of cryptocurrency and the sale of cryptocurrency on one of the existing exchanges for the mined cryptocurrency. Because of the sharp decline in the price of cryptocurrency and the expenses incurred in mining the cryptocurrency, which made the purchase of our equipment uneconomical, we have discontinued that business.

On April 11, 2019, our sole officer and director resigned and he appointed a new director and officer. We are in the process of evaluating potential business opportunities, although we cannot assure you that we will be able to acquire or commence profitable operations.

In order to move forward with any potential new venture, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable, if any, terms, or that we will be able to identify a business which we can fund and operate profitable. If financing is not available on satisfactory terms, we may be unable to continue in business. Equity financing would result in substantial dilution to existing stockholders.

The terms of our employment agreements with our former chief executive officer, Chad Ulansky, and our former chief financial officer, Jennifer Irons, have had a significant effect upon the results of our operations during the year ended July 31, 2017. These agreements related to our former mining business. Pursuant to our employment agreements with each of Mr. Ulansky and Ms. Irons, we structured individual deferred share unit plans for their benefit. Each deferred share unit plan provides that, at our election, Mr. Ulansky or Ms. Irons (as the case may be) may receive all of his or her employment compensation due in the financial quarter in the form of deferred share units. Any such deferred stock units are to be credited to accounts maintained for each of Mr. Ulansky and Ms. Irons by us on a quarterly basis. The number of deferred stock units to be credited in a financial quarter is determined by dividing the compensation earned in such financial quarter by the fair market value. Upon termination of employment with us, other than as a result of death, each of Mr. Ulansky and Ms. Irons (as the case may be) may elect to receive one share of our Company’s common stock in respect of each whole deferred stock unit credited to his or her account or cash equal to the fair market value of such share. Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons agreed to waive the deferred stock units that had been issued to them under their deferred share unit plans. As a result of the grant of the deferred stock units, we recognize compensation equal to the compensation earned by Mr. Ulansky and Ms. Irons pursuant to their employment agreements. In addition, there is a management fee or management fee recovery based on changes in the market price of our common stock. If the price of our stock declines, there is a recovery of the management fee equal to the change in value of the stock underlying the deferred stock units, and if the price of our common stock increases there is a management fee equal to the increase in value. As a result of the change in stock price, for the three months ended October 31, 2017, we recognized a management fee recovery of $638,597 in the six months ended January 31, 2018, which resulted in net income for that period in the amount of $582,597.

Results of Operations

Three and Six Months Ended January 31, 2019 and 2018

We have generated no revenues since inception.

For the three months ended January 31, 2019, we had operating expenses of $21,658, interest and accretion on convertible notes of $77,072, resulting in a loss from continuing operations of $98,730, or $(0.00) per share (basic and diluted). Our loss from discontinued operations was $441,475, or $(0.01) per share (basic and diluted), and our net loss was $540,205, or $(0.01) per share (basic and diluted).

For the three months ended January 31, 2018, we had operating expenses of $34,209 and a net loss of $34,209, or $(0.00) per share (basic and diluted)

For the six months ended January 31, 2019, we had operating expenses of $44,733, interest and accretion on convertible notes of $141,227, resulting in a loss from continuing operations of $185,960, or $(0.00) per share (basic and diluted). Our loss from discontinued operations was $478,745, or $(0.01) per share (basic and diluted), and our net loss was $664,705, or $(0.01) per share (basic and diluted).

For the six months ended January 31, 2018, we had general and administrative expenses and professional fees of 56,258, a management fee recovery of $638,855, resulting in operating income and net income of $582,597, or $0.01 per share (basic and diluted).

Liquidity and Capital Resourcesgoign

The following table shows are working capital at January 31, 2019 and July 31, 2018:

	January 31, 2019	July 31, 2018
Current assets	$183,415	$453,971
Current liabilities	514,092	334,943
Working capital (deficiency)	$(330,677)	$109,028

During the six months ended January 31, 2019, we used $48,681 in cash from operating activities compared to cash used in operating activities of $70,813 during the six months ended January 31, 2018. Our cash flow for the six months ended January 31, 2019 reflected primarily our net loss of $664,705, increased by an inventory reserve relating to the impairment of our inventory of computer equipment designed for cryptocurrency mining, accrued interest and accretion on our convertible notes of $128,624, and stock-based compensation of $46,875, an increase in accounts payable and accrued liabilities of $21,025 and an advance from customer of $19,500.

Our cash flow for the six months ended January 31, 2018, reflected primarily our net income of $582,597 decreased by the management fee recovery of $638,855 and a decrease in accounts payable and accrued liabilities of $16,005.

We had no cash flow from investing or financing activities during the six months ended January 31, 2019 and 2018.

Our net change in cash and cash equivalents was $(48,681) for the six months ended January 31, 2019 and (70,813) for the six months ended January 31, 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2019, we incurred a net loss of $664,705. As at January 31, 2019, we had an accumulated deficit of $12,000,144 and we had earned no revenues since inception. We intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any debt or equity financing. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in any new business model is dependent upon, among other things, our ability to obtain financing. to commence operations and to develop a business plan. We cannot give any assurance as to our ability to develop any new business or operate profitably.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on March 16, 2018 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of January 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended January 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: May 6, 2019	/s/ Carlos Rizo
Dr. Carlos Rizo
Chief Executive Officer and Chief Financial Officer

