Form 10-Q
period 2019-04-30
iMine Corp
filed 2019-06-14
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

As of June 14, 2019, there were 79,792,286 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

	April 30,	July 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,105	$53,971
Assets from discontinued operation	-	400,000
Total Current Assets	2,105	453,971

TOTAL ASSETS	$2,105	$453,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$34,483	$18,711
Due to related party	235,294	235,294
Convertible notes payable	300,476	90,938
Liabilities from discontinued operation	19,500	-
Total Current Liabilities	589,753	344,943

TOTAL LIABILITIES	589,753	344,943

Stockholders’ Equity (Deficit)
Common stock: 300,000,000 authorized; $0.001 par value; 79,792,286 and 78,542,286 shares issued and outstanding April 30, 2019 and July 31, 2018, respectively	79,792	78,542
Additional paid in capital	11,589,675	11,365,925
Accumulated deficit	(12,257,115)	(11,335,439)
Total Stockholders’ Equity (Deficit)	(587,648)	109,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,105	$453,971

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	185	86,379	871	101,596
Professional fees	7,350	46,715	51,397	87,756
Stock-based compensation	-	504,000	-	504,000
Management fees (recovery)	-	(19,572)	-	(658,427)
Total Operating Expenses	7,535	617,522	52,268	34,925

Loss from Operations	(7,535)	(617,522)	(52,268)	(34,925)

Other Income and Expense
Interest and accretion on convertible notes	(68,311)	(24,063)	(209,538)	(24,063)
Total Other Expense	(68,311)	(24,063)	(209,538)	(24,063)

Loss before Income Taxes	(75,846)	(641,585)	(261,806)	(58,988)
Provision for income taxes	-	-	-	-
Net Loss from Continuing Operations	(75,846)	(641,585)	(261,806)	(58,988)

Loss from Discontinued Operations, Net of Tax	(181,125)	(1,155,706)	(659,870)	(1,155,706)

Net Loss	$(256,971)	$(1,797,291)	$(921,676)	$(1,214,694)

Basic and Diluted Loss per Common Share
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Net loss	$(0.00)	$(0.03)	$(0.01)	$(0.02)
Basic Weighted average number of common shares outstanding	79,792,286	64,441,162	79,659,502	56,084,411

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - July 31, 2018	78,542,286	$78,542	$11,365,925	$(11,335,439)	$109,028
Stock-based compensation	1,250,000	1,250	223,750	-	225,000
Net loss	-	-	-	(124,500)	(124,500)
Balance - October 31, 2018	79,792,286	79,792	11,589,675	(11,459,939)	209,528
Net loss	-	-	-	(540,205)	(540,205)
Balance - April 30, 2019	79,792,286	$79,792	$11,589,675	$(12,000,144)	$(330,677)
Net loss	-	-	-	(256,971)	(256,971)
Balance - April 30, 2019	79,792,286	$79,792	$11,589,675	$(12,257,115)	$(587,648)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - July 31, 2017	52,042,286	$52,042	$8,954,269	$(9,515,316)	$(509,005)
Net income	-	-	-	616,806	616,806
Balance - October 31, 2017	52,042,286	52,042	8,954,269	(8,898,510)	107,801
Net loss	-	-	-	(34,209)	(34,209)
Balance - January 31, 2018	52,042,286	$52,042	$8,954,269	$(8,932,719)	$73,592
Stock-based compensation	25,000,000	25,000	1,375,000	-	1,400,000
Common stock issued to the principal stockholder through debt forgiveness	1,500,000	1,500	82,500	-	84,000
Convertible debenture equity component	-	-	350,000	-	350,000
Net loss	-	-	-	(1,797,291)	(1,797,291)
Balance - April 30, 2018	78,542,286	$78,542	$10,761,769	$(10,730,010)	$110,301

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(921,676)	$(1,214,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	225,000	1,484,000
Inventory reserve	404,350	-
Accrued interest and accretion on convertible notes	190,839	24,063
Management fee recovery	-	(683,427)
Changes in operating assets and liabilities:
Prepaid expenses	(4,350)	(330,150)
Accounts payable and accrued liabilities	34,471	61,755
Due to related parties	-	164,706
Advance from customer	19,500	-
Net Cash used in Operating Activities	(51,866)	(493,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible loan	-	350,000
Net Cash provided by Financing Activities	-	350,000

Net change in cash and cash equivalents	(51,866)	(143,747)
Cash and cash equivalents, beginning of period	53,971	197,190
Cash and cash equivalents, end of period	$2,105	$53,443

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Notes to Unaudited Consolidated Financial Statements

April 30, 2019

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

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business, which is reflected as a discontinued operation, and the value of the prepaid inventory, which was the only asset of the discontinued operation at July 31, 2018, was fully reserved against. The Company is in the process of evaluating potential business opportunities, although the Company cannot give any assurance that it will be able to acquire or commence profitable operations.

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

Inventory

Inventory mainly consists of equipment. Inventory is stated at the lower of cost or market. Market is determined based on net realizable value. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and incurs a charge to operations for known and anticipated inventory obsolescence. During the nine months ended April 30, 2019, the Company reviewed the value of inventory, which relates to the Company’s discontinued operations, and determined to reserve 100% allowance for inventory of $404,350.

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

Financial instruments, including cash, prepaid inventory, accounts payable and accrued liabilities, and due to related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at April 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	April 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets:
Cash	$2,105	$2,105	$-	$-
Liabilities:
Convertible notes payable	300,476	-	300,476	-

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to a customer. Topic 606 requires the Company to recognize revenues when control of the promised goods or services and receipt of payment is probable. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied. The Company has not realized any revenues from operations, and is not currently engaged in any active business. At such time as it engages in a business, it will apply Topic 606 based on the nature of its business and revenue.

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

Net Loss Per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt. As of April 30, 2019, there were 25,000,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2019, the Company incurred a net loss of $921,676. As of April 30, 2019, the Company had an accumulated deficit of $12,257,115 and has earned no revenues since inception and was not engaged in an active business. The Company intends to fund operations through equity or bridge financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

The ability of the Company to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. The Company cannot give any assurance as to its ability to develop or acquire a business or to operate profitably.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DISCONTINUED OPERATION

The change of the business qualified as a discontinued operation of the Company (Note 1). In conjunction with the discontinued operations, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations. The assets and liabilities of the discontinued operations were presented separately under the captions “Assets from discontinued operation” and “Liabilities from discontinued operation”, respectively, in the accompanying Consolidated Balance Sheets at April 30, 2019 and July 31, 2018.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Inventory valuation reserve	-	-	(404,350)	-
Gross profit	-	-	(404,350)	-
General and administrative	-	(175,706)	(27,520)	(175,706)
Stock based compensation	(181,125)	(980,000)	(228,000)	(980,000)
Operating loss	(181,125)	(1,155,706)	(659,870)	(1,155,706)
Income tax provision	-	-	-	-
Loss from discontinued operations, net of tax	$(181,125)	$(1,155,706)	$(659,870)	$(1,155,706)

The following table summarizes the carrying amounts of the net assets from discontinued operations as of April 30, 2019 and July 31, 2018, respectively.

	April 30,	July 31,
	2019	2018
	(Unaudited)
Assets from discontinued operations
Prepaid inventory	$-	$400,000
	$-	$400,000

Liabilities from discontinued operations
Advance from customer	$19,500	$-
	$19,500	$-

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of April 30, 2019 and July 31, 2018, $164,706 was reflected as an amount due to related parties.

On March 19, 2018, the Company entered into a one-year consulting agreement with a consultant, who was, at the time, a 1.6% stockholder, pursuant to which the Company issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to the consultant to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. As of April 30, 2019 and July 31, 2018, $70,588 was reflected as an amount due to related parties.

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

The amounts paid to related parties during the nine months ended April 30, 2019 and 2018 were $0 and $7,730, respectively. The amounts paid to related parties during the three months ended April 30, 2019 and 2018 were $0 and $975, respectively.

The following table sets forth the amounts due to related parties at April 30, 2019 and July 31, 2018:

	April 30,	July 31,
	2019	2018
	(Unaudited)
Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to consultant pursuant to consulting agreement	70,588	70,588
	$235,294	$235,294

NOTE 6 – CONVERTIBLE NOTES

At April 30, 2019 and July 31, 2018, convertible note consisted of the following:

	April 30,	July 31,
	2019	2018
	(Unaudited)
Convertible promissory notes issued	$500,000	$500,000
Less discount	(226,491)	(417,330)
Liability component as at date of issue	273,509	82,670
Accrued interest	26,967	8,268
Liability component	$300,476	$90,938

Pursuant to a note purchase agreement dated March 20, 2018 between the Company and a non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which was purchased from the proceeds of the notes. The equipment has not been delivered to the Company.

Interest of 5% is payable annually until the settlement date. No interest was paid during the nine months ended April 30, 2019.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

During the nine months ended April 30, 2019, the Company issued 1,250,000 shares to a consultant for a consulting service valued at $225,000.

As of April 30, 2019 and July 31, 2018, the Company had no options and warrants outstanding.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of April 30, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of July 31, 2018, all of the assets associated with the mining business have been fully reserved against and have no value.

On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who became our sole executive officer. With the change of management, we changed our business to the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. Because of the sharp decline in the price of cryptocurrency and the expenses incurred in mining the cryptocurrency, which made the purchase of our equipment uneconomical, we have discontinued that business and have fully reserved against the assets, primarily inventory which had not been delivered, associated with that business.

On April 11, 2019, our sole officer and director resigned and he appointed a new director, who became our sole officer. We are in the process of evaluating potential business opportunities, although we cannot assure you that we will be able to acquire or commence profitable operations.

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

The terms of our employment agreements with our former chief executive officer, Chad Ulansky, and our former chief financial officer, Jennifer Irons, have had a significant effect upon the results of our operations during the year ended July 31, 2017. These agreements related to our former mining business. Pursuant to our employment agreements with each of Mr. Ulansky and Ms. Irons, we structured individual deferred share unit plans for their benefit. Each deferred share unit plan provides that, at our election, Mr. Ulansky or Ms. Irons (as the case may be) may receive all of his or her employment compensation due in the financial quarter in the form of deferred share units. Any such deferred stock units are to be credited to accounts maintained for each of Mr. Ulansky and Ms. Irons by us on a quarterly basis. The number of deferred stock units to be credited in a financial quarter is determined by dividing the compensation earned in such financial quarter by the fair market value. Upon termination of employment with us, other than as a result of death, each of Mr. Ulansky and Ms. Irons (as the case may be) may elect to receive one share of our Company’s common stock in respect of each whole deferred stock unit credited to his or her account or cash equal to the fair market value of such share. Subsequent to the July 31, 2017 year end, Mr. Ulansky and Ms. Irons agreed to waive the deferred stock units that had been issued to them under their deferred share unit plans. As a result of the grant of the deferred stock units, we recognize compensation equal to the compensation earned by Mr. Ulansky and Ms. Irons pursuant to their employment agreements. In addition, there is a management fee or management fee recovery based on changes in the market price of our common stock. If the price of our stock declines, there is a recovery of the management fee equal to the change in value of the stock underlying the deferred stock units, and if the price of our common stock increases there is a management fee equal to the increase in value. As a result of the change in stock price, for the three months ended April 30, 2018, we recognized a management fee recovery of $19,572 and for the nine months ended April 30, 2018, we recognized a management fee recovery of $658,427.

Results of Operations

Three and Nine months Ended April 30, 2019 and 2018

We have generated no revenues since inception.

For the three months ended April 30, 2019, we had operating expenses of $7,535 and interest and accretion on convertible notes of $68,311, resulting in a loss from continuing operations of $75,846, or $(0.00) per share (basic and diluted). Our loss from discontinued operations was $181,125, or $(0.00) per share (basic and diluted), and our net loss was $256,971, or $(0.00) per share (basic and diluted).

For the three months ended April 30, 2018, we had operating expenses of $617,522, representing general and administrative expenses of $86,379, professional fees of $46,715, stock-based compensation of $504,000, representing the value of stock issued as compensation to our chief executive officer and a consultant during the three months ended April 30, 2018, and a management fee recovery of $19,572. Our net loss from continuing operations was $641,585, or $(0.01) per share (basic and diluted), our loss from discontinued operations was $1,155,706, or $(0.02) per shares (basic and diluted), and our net loss was $1,797,291, or $(0.03) per share (basic and diluted).

For the nine months ended April 30, 2019, we had operating expenses of $52,268, primarily professional fees of $51,397 and interest and accretion on convertible notes of $209,538, resulting in a loss from continuing operations of $261,806, or $(0.00) per share (basic and diluted). Our loss from discontinued operations was $659,870, or $(0.01) per share (basic and diluted), and our net loss was $921,676, or $(0.01) per share (basic and diluted).

For the nine months ended April 30, 2018, we had operating expenses of $34,925, representing general and administrative expenses of $101,596, professional fees of $87,756, stock-based compensation of $504,000, offset by a management fee recovery of $658,427. Our net loss from continuing operations was $58,988, or $(0.00) per share (basic and diluted), our loss from discontinued operations was $1,155,706, or $(0.02) per shares (basic and diluted), and our net loss was $1,214,694, or $(0.02) per share (basic and diluted).

Liquidity and Capital Resources

The following table shows are working capital at April 30, 2019 and July 31, 2018:

	April 30, 2019	July 31, 2018
Current assets	$2,105	$453,971
Current liabilities	589,753	334,943
Working capital (deficiency)	$(587,648)	$109,028

During the nine months ended April 30, 2019, we used $51,866 in cash from operating activities compared to cash used in operating activities of $493,747 during the nine months ended April 30, 2018. Our cash flow for the nine months ended April 30, 2019 reflected primarily our net loss of $921,676, increased by an inventory reserve relating to the impairment of our inventory of computer equipment designed for cryptocurrency mining of $404,350, accrued interest and accretion on our convertible notes of $190,839, and stock-based compensation of $225,000, an increase in accounts payable and accrued liabilities of $34,471.

Our cash flow for the nine months ended April 30, 2018, reflected primarily our net loss of $1,214,694, increased by stock-based compensation of $1,484,000, and amounts due to related party of $164,706 and an increase in accounts payable and accrued liabilities of $61,755, decreased by a management fee recovery of $638,427, and an increase in prepaid expenses of $330,150.

We had no cash flow from investing activities during the nine months ended April 30, 2019 and 2018.

We had no cash flow from financing activities during the nine months ended April 30, 2019. Our cash flow from financing activities during the nine months ended April 30, 2018 consisted of $350,000 proceeds from the sale of convertible notes.

Our net change in cash and cash equivalents was $(51,866) for the nine months ended April 30, 2019 and $(143,747) for the nine months ended April 30, 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2019, we incurred a net loss of $921,676. As of April 30, 2019, we had an accumulated deficit of $12,257,115 and we had generated no revenues since inception. We intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending July 31, 2019. However, until we engage in an active business or makes an acquisition we are likely to not be able to raise any debt or equity financing. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in any new business is dependent upon, among other things, obtaining financing to commence operations and develop a business plan. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on March 16, 2018 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of April 30, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended April 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: June 14, 2019	/s/ Carlos Rizo
Dr. Carlos Rizo
Chief Executive Officer and Chief Financial Officer

