Form 10-K
period 2019-07-31
iMine Corp
filed 2020-02-12
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
.		Emerging Growth Company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,289,736

As of February 5, 2020, the registrant had 79,792,286 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to engage in a business, either through the acquisition of an existing business or the hiring of new management to develop a business;

•	Our ability to attract a business which has the potential to generate revenue and profits;

•	Our ability to obtain the necessary financing for us to develop any business we seek to develop;

•	The effect of our delinquencies in our SEC filings;

•

Our stock being traded on the OTC Pink market maintained by OTC Markets, which, according to the OTC Markets website is “designed for companies with financial reporting problems, economic distress, or in bankruptcy”;

•	The lack of liquidity and trading in our common stock;

•	The low price of our common stock;

•	Our failure to have effective internal controls over financial accounting and disclosure controls and the cost of developing and installing effective internal controls;

•	Changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect any business which we may seek to enter;

•	The pool of prospective businesses that are interested in a shell with no assets and whose stock is not traded on a stock exchange;

•	The ability of any company we may acquire or any business we may develop to market products with the most current technological developments desired by the market;

•	Our ability to obtain and maintain any permits necessary for any business we may seek to enter;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, and other personnel;

•	Our ability to protect any intellectual property we or any company we may acquire may develop;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The development of a significant market for our common stock;

•	Actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Significant dilution which is likely to result from any acquisition we may make or from any new management team we may engage or in connection with any financing;

•	The effect of tariffs on any business which we may acquire or which we may seek to develop;

•	Risks generally associated with any business we may seek to acquire or develop;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this annual report; and

•	Other matters that are not within our control.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated, particularly since we do not have any agreement with respect to any proposed business. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

Item 1. Business

Business

We are a shell company and are not engaged in any business activities. Prior to the March 2018, we were seeking to acquire and explore mineral properties. However, we were not successful in that business, which never generated any revenue, and we have discontinued that business in March 2018. From March 2018 until April 2019, we were in the process of developing the business of selling computer equipment which can be used for the mining of cryptocurrency. With the decline in the price of cryptocurrency, we discontinued that business and are looking to engage in another business, either through an acquisition of an existing business or by engaging a management team to develop a new business. As of the date of this annual report, we do not have any agreement to acquire any company or to bring on a management team to commence new business activities. We cannot assure you that we will be successful in attracting either an acquisition candidate or a new management team. Any business we may acquire may be an operating business or a business with no history of earnings that is seeking to develop its business. Because of our financial condition and the market for and market price of our common stock, we do not believe that we would be an attractive candidate for a profitable business that is looking to go public through a reverse acquisition. Although we have engaged in discussions in connection with a potential acquisition, we have not entered into any agreement, memorandum of understanding or letter of intent with respect to any business, and we cannot assure you that we will be successful in making any acquisition.

Organization

We are a Nevada corporation incorporated on October 19, 2019 under the name Oconn Industries. On February 16, 2012, we changed our corporate name to Oconn Industries Corp., and on April 1, 2014 we changed our corporate name to Diamante Minerals, Inc. On March 20, 2018, we changed our corporate name to iMine Corporation.

Our address is 8520 Allison Pointe Blvd Ste. 223 #87928, Indianapolis, Indiana 46250, telephone (877) 464-6388. We do not have a corporate website. Information on any website does not constitute a part of this annual report.

Employees

We have one employee, our chief executive officer and chief financial officer, Jose Maria Eduardo Gonzalez Romero, who provides his services to us on a part-time basis..

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

Because we are a shell company, you have no basis on which to evaluate our ability to develop or acquire a business.

We are a shell company which has not been successful in its prior business activities. As a result, you have no basis upon which to evaluate our ability to achieve our business objective of completing a business combination or developing any business. If we fail to complete a business combination, we will not generate any operating revenues. We cannot assure you that we can complete an acquisition or develop a business or ever operate profitably.

Our stockholders may not be afforded an opportunity to vote on our proposed acquisition, which means we may complete an acquisition even though a majority of our stockholders do not support such an acquisition.

We may not seek a stockholder vote before we complete an acquisition unless the acquisition would require stockholder approval under applicable law or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may complete an acquisition even if holders of a majority of our shares do not approve of the business we acquire.

Because of our limited resources, it may be difficult for us to complete an acquisition of a profitable business and any acquisition we may complete is likely to be a start-up or early stage company with no history of revenue of earnings.

We encounter intense competition from individuals and entities seeking to acquire a profitable business opportunity. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Accordingly, because of our lack of financial resources, our history of unprofitable operations, our delinquency in filing our SEC reports, our stock price and the lack of an active market for our common stock, and the fact that our stock, when it trades, is quoted on the OTC Pink market, it is not likely that we will be able to acquire a profitable operating business.

Because of our lack of cash and our working capital deficiency, we will not have resources to fund our search for a target business and complete a business combination and we will need to raise funds for such activities.

At July 31, 2019, we has cash and cash equivalents of $1,850 and a working capital deficiency of approximately $613,000, and, because we have no source of revenue, our working capital deficiency has increased since July 31, 2019. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our delinquent SEC quarterly reports. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

Because we do not have an authorized class of preferred stock and we have 300,000,000 authorized shares of common stock, it may be necessary for us to increase our authorized common stock and provide for a class of preferred stock in connection with any acquisition.

We do not have a class of authorized preferred stock and we have 300,000,000 authorized shares of common stock. As of February 7, 2020, we had outstanding 79,792,286 shares of common stock, and 1,500,000 shares are to be issued to our chief executive officer pursuant to his employment agreement, and 25,000,000 shares of common stock reserved for issuance upon conversion of convertible debt held by our chief executive officer. Since we do not have cash to make an acquisition, we would require equity to be issued to the owners of any business we acquire. We cannot assure you that we will have sufficient common stock available for such issuance, and it may be a condition to any acquisition that we increase our authorized common stock and/or provide for a class of preferred stock.

Subsequent to our completion of an acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a potential acquisition candidate, and, because of our financial condition, we do not have the financial resources to conduct extensive due diligence on a proposed acquisition candidate, material issues may be present inside a the company that we may acquire that we did not uncover or factors outside of the acquired company’s business and outside of our control may arise. As a result of these factors, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses or losses significantly in excess of those we may anticipate based on the financial statement of the acquired company. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject under pre-existing of the acquired company or by virtue of our obtaining post-acquisition debt financing.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue an acquisition, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We are not limited to making an acquisition or engaging in any particular industry. As a result, there is no basis for you to evaluate the possible merits or risks of any particular acquisition candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete an acquisition or enter into a new business, we may be affected by numerous risks inherent in the business operations which we acquire. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, which is likely to be the case if we are able to make an acquisition, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although we will endeavor to evaluate the risks inherent in a particular acquisition candidate, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time or financial resources to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are in default in our obligations to our chief executive officer.

During 2018, we borrowed $500,000 from Jose Maria Eduardo Gonzalez Romero, who was then an unrelated party and who, upon the resignation of our then chief executive officer, became our sole officer and director. We issued to Mr. Romero our 5% convertible notes in the principal amount of $500,000. The notes were to be secured by inventory relating to our cryptocurrency business, which has been discontinued. The inventory, which has been written down to zero, was never delivered to us in the United States and Mr. Romero never received his security interest. In connection with any acquisition, we anticipate that the notes to Mr. Romero will have to be paid by us after or contemporaneously with, the acquisition. The need to pay these notes may impair our ability to negotiate an acquisition with a potential acquisition candidate.

Our auditors’ report includes a going concern paragraph.

Our financial statements include a going-concern paragraph. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2019, we incurred a net loss of $1,017,643. As of July 31, 2019, we had an accumulated deficit of $12,353,082 and we have earned no revenues since inception and were not engaged in an active business with the result that our accumulated deficit has increased since July 31, 2019. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent upon our chief executive officer.

We are dependent upon Jose Maria Eduardo Gonzalez Romero, our chief executive and financial officer and sole director, who is presently our only employee. Although Mr. Romero has an employment agreement for a term ending on July 31, 2020, which requires him to devote such time as he deems necessary to our business, the employment agreement does not guarantee that he will continue with us. The loss of Mr. Romero would materially impair our ability to make an acquisition. We anticipate that, if we make an acquisition, the chief executive officer and chief financial officer (who may be the same person) will assume these positions with us.

If, following an acquisition, we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

If we make an acquisition, it is likely that our future success will depend, to a significant extent, on our ability to attract, train and retain key management, technical and financial personnel. Recruiting and retaining capable personnel, particularly for a company with no history of earnings or operations will be vital to our success. We anticipate that there will be substantial competition for qualified personnel. We cannot assure you we will be able to attract or retain the technical and financial personnel we require. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

If we make an acquisition, we may not be able to protect any intellectual property held by the acquired company or developed by us.

We cannot assure you that any company we may acquire will have developed or obtained patent protection for any proprietary intellectual property relating to its business, and we may not be able to protect any intellectual property which had been developed by the acquired company prior to the acquisition or which may be developed after the acquisition. Further, we cannot assure you that any intellectual property used by the acquired company or by us following an acquisition or change of business does not violate the intellectual property rights of others. Any claim of violation of a third party’s intellectual property, whether or not we ultimately prevail, could be very costly and could impair our operations.

Risks Concerning our Common Stock

Because our common stock is a penny stock, you may have difficulty selling our common stock.

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

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTC Pink marketplace under the symbol JRVS. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition together with the fact that we presently have one part-time employee, who is both our chief executive officer and chief financial officer and does not have an accounting background, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing. Further, we cannot assure you that, if we make an acquisition, we will be able to implement internal controls over financial reporting. Because we anticipate that any company we may acquire will not have internal controls over financial reporting in effect, we cannot assure you that we will be able to implement such internal controls.

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

At present, we do not have any independent directors. Our sole director is Jose Maria Eduardo Gonzalez Romero, who is our chief executive officer and chief financial officer. Because we have no independent directors, we do not have any checks and balances on Mr. Romero, which may make it difficult for us to develop internal controls and to raise money in the financial markets.

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

The dollar volume trading in our stock is low and we cannot assure you that any significant market will develop. As a result, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

•	the market’s perception as to our ability to make an acquisition that can generate revenue and net income;

•	the market’s perception as to our ability to generate positive cash flow or earnings following an acquisition or change in business;

•	changes in our or securities analysts’ estimate of our financial performance;

•	our ability or perceived ability to obtain necessary financing for our operations;

•

the perception of the market for our the principal products which any company we may acquire or any business we may seek to develop and our ability to generate revenue and cash flow from that business or proposed business;

•	the risks associated with any business we may acquire or any business we may seek to develop;

•	the anticipated or actual results of our operations;

•	changes in market valuations of other companies in the our industry;

•	litigation or changes in regulations affecting our industry;

•	concern about our lack of internal controls;

•	any discrepancy between anticipated or projected results and actual results of our operations;

•	the effect or anticipated effect of changes in trade and tariffs on our business;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

•	other factors not within our control.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Pink marketplace under the symbol JRVS. From April 2014 until May 3, 2018, our common stock was traded under the symbol DIMN. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

Stockholders of Record

As of February , 2020, we had record holders of our common stock.

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

Not required.

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

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of April 30, 2018, all of the assets associated with the mining business were fully reserved against and have no value. On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who became our sole executive officer. With the change of management, we changed our business to developing the business of designing and selling computer equipment which can be used for the mining of cryptocurrency. In April 2019, our sole director and officer resigned and we discontinued the business of designing and selling computer equipment for the cryptocurrency business, from which we did not generate any revenue. On August 14, 2019, the then sole officer and director resigned and Jose Maria Eduardo Gonzalez Romero was elected as our sole officer and director. At the time, Mr. Romero was our largest creditor, having invested $500,000 for the purchase of our 5% convertible notes, which mature on various dates in 2020. We are now in the process of looking for a new business, either through an acquisition or commencing new business activities. Although we have had discussions with potential acquisition candidates, as of the date of this report, we have not signed any agreement, letter of intent or memorandum of understanding with respect to any potential acquisition, and we cannot assure you that we will be able to make any acquisition. Because of our financial condition, the low price and lack of liquidity of our stock, and our stock being traded on the OTC Pink, it is not likely that we will be able to acquire any company other than a company without a history of earnings. In such event, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable, if any, terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing stockholders.

During the period from March through June 2018, we raised $500,000 from the sale of our convertible notes in the principal amount of $500,000 to Mr. Romero, who, at the time, was not a related party. The proceeds of these notes were used to purchase inventory and for working capital purposes, including expenses relating to our status as a public company. Pursuant to the loan agreement, we were to give Mr. Romero a security interest in this equipment. The equipment was never delivered to us in the United States and we did not grant Mr. Romero a security interest in the inventory, which was a beach of our agreement. The value of the inventory was written down to zero. We anticipate that in connection with any acquisition or financing, we will pay the principal and interest on the notes to Mr. Romero. The need to make this payment may affect our ability to make an acquisition or, if we can make an acquisition, the terms of the acquisition.

Years Ended July 31, 2019 and 2018

We did not generate any revenues during the years ended July 31, 2019 and July 31, 2018.

For the year ended July 31, 2019, we incurred operating expenses of $77,622, primarily professional fees, resulting in a loss from operations of $77,622. Other expenses consisted of interest and accretion on convertible notes of $280,151, resulting in a net loss from continuing operations of $357,773, or ($0.00) per share (basic and diluted). Our loss from discontinued operations, net of tax, was $659,870, or $(0.01) per share (basic and diluted). Our net loss for the year was $1,017,643, or ($0.01) per share (basic and diluted).

For the year ended July 31, 2018, we incurred operating expenses of $671,060, representing general and administrative expenses of $135,849, professional fees of $115,211 and stock-based compensation of $420,000 representing the value of 7,500,000 shares of common stock issued to a consultant, resulting in a loss from operations of $671,060. Other expenses (income) consisted primarily of interest and accretion on convertible notes of $90,938, and gain on settlement of debt of $120,271 resulting from the release agreements signed by former officers in connection with the discontinuation of the mining business in 2018, resulting in a net loss from continuing operations of $641,917, or ($0.01) per share (basic and diluted). Our loss from discontinued operations, net of tax, was $1,178,206, or $(0.02) per share (basic and diluted). Our net loss for the year was $1,820,123, or ($0.03) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from July 31, 2018 to July 31, 2019:

	July 31, 2019	July 31, 2018	Change	% Change
Current assets	$1,850	$453,971	$(452,121)	(99.6)%
Current liabilities	614,877	344,943	269,084	78.0%
Working capital (deficiency)	$(613,027)	$109,028	$(722,055)

The following tables summarize our cash flows the years ended July 31, 2019 and 2018.

	Year Ended July 31,
	2018	2018
Cash flows used in operating activities	$(52,121)	$(643,219)
Cash flows used in investing activities	--	--
Cash flows provided by financing activities	--	500,000
Net change in cash and cash equivalents during the period	$(52,121)	(143,219)
Non-cash transactions	$70,588	538,156

Going Concern

Our financial statements include a going-concern paragraph. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2019, we incurred a net loss of $1,017,643. As of July 31, 2019, we had an accumulated deficit of $12,353,082 and we have earned no revenues since inception and were not engaged in an active business with the result that our accumulated deficit has increased since July 31, 2019. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition:

We recognize revenues in accordance with Topic 606, which requires us to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We Company recognize revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied. We have not realized any revenues from operations, and are not currently engaged in any active business.

Share-based expenses

In accordance with ASC 718 “Compensation – Stock Compensation” we account for stock-based compensation arrangements with employees, nonemployee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, on a straight-line basis over the requisite service period in the Company’s consolidated statements of operations. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant.

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

Recent Accounting Pronouncements

We have implemented all new pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements or results of operations.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2019, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and the absence of any accounting staff, our disclosure controls were not effective as of July 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2019.

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

Due to our size and nature, segregation of all conflicting duties is not possible. However, if we are successful in making an acquisition, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting.

During the period ended July 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jose Maria Eduardo Gonzalez Romero	48	Chief executive officer, chief financial officer, president, secretary and director

Mr. Romero has been our chief executive officer, chief financial officer, president, secretary and a director since August 14, 2019. Mr. Romero has, since 2010, been president and chief executive officer of Panama Ship Store, a distribution company in Panama which is owned by Mr. Romero and is his principal occupation. From 1998 to 2008, he was director for the export market in Latin America for Procter & Gamble. Mr. Romero has more than 25 years of experience in the marketing, finance, commercial and logistics areas. He holds a university degree in business and economics from the University Autonoma of GDL in Mexico. Mr. Romero will work for us on a part-time basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Mr. Romero was delinquent in a Form 3 and Form 4 filing and Iconic Private Equity Partners was delinquent in Form 3 filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2019 and 2018, earned by or paid to our executive officers who served in that capacity during the year ended July 31, 2019.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Carlos Rizo[1] CEO, CFO	2019	-	-	-	-	-	-	-	-

Daniel Tsai[2]	2019	3,000	-	-	-	-	-	-	3,000
CEO, CFO	2018	41,000	-	980,000	-	-	-	164,706	1,185,706

__________

1 Dr. Rizo served as our chief executive officer and chief financial officer from April 11, 2019 until August 14, 2019.

2 Mr. Tsai was chief executive officer and chief financial officer from March 16, 2018 until April 11, 2019. For 2018, Mr. Tsai’s stock award represents the value of 17,500,000 shares issued to him in March 2018 and all other compensation represents a payment we agreed to make to Mr. Tsai to cover his income tax obligations from the issuance of the stock.

Employment Agreements

On August 14, 2019, we entered into an employment agreement with Mr. Romero for a term through July 31, 2020, pursuant to which Mr. Romero is to serve as our chief executive officer and we agreed to issue to Mr. Romero a total of 3,000,000 shares of common stock in four installments of 750,000 shares on each of the execution of the employment agreement, November 10, 2019, February 10, 2020 and May 10, 2020, provided that, with certain exceptions, he is employed by us on such date. As of the date of this report, we have not issued to Mr. Romero the 2,250,000 shares due him pursuant to his employment agreement through February 10, 2020. Although no physically issued, these shares have been earned. We were unable to issue the shares because of our delinquency in payment of fees to our transfer agent.

On March 19, 2018, we entered into an employment agreement with Mr. Tsai with a term ending on March 31, 2019, pursuant to which we issued to Mr. Tsai 17,500,000 shares of common stock, valued at $980,000, and agreed to pay Mr. Tsai $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at July 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of February 5, 2020, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of February 5, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jose Maria Eduardo Gonzalez Romero[1] 8520 Allison Point Blvd Ste. 223 #87928, Indianapolis, Indiana 46250	4,115,168	4.9%

Daniel Tsai 7579 Northrup Drive, San Diego, CA 92126	17,500,000	21.9%

Iconic Private Equity Partners[2] 8th Floor, Asia Standard Tower, Nos. 59-65 Queen's Road Central, Hong Kong	8,333,333	10.4%

Chad Ulansky[3] 1302 Green Bay Rd, West Kelowna, BC, Canada V4T 2B6	6,180,000	7.7%

Element 29 Ventures Ltd.[3] 203-1634 Harvey Avenue, Kelowna, BC, Canada VIY 6G2	4,680,000	5.9%

The Panama Fund SA4 World Trade Center, Piso 7, Oficina 703, Panama City, Panama	4,900,000	6.1%

All officers and directors as a group (one individual)[1]	4,115,168	4.9%

______________

[1]

Represents 4,115,168 shares issuable upon exercise of convertible notes held by Mr. Romero and 1,500,000 shares of common stock which are due to him pursuant to his employment agreement. The notes provide that they cannot be converted to the extent that, after giving effect to conversion, the holder of the notes and his affiliates would beneficially own 4.99% of our common stock. Accordingly, the number of shares beneficially owned by Mr. Romero is 4.99% of the outstanding shares computed after issuance of the shares.

[2]	Elliot Choi, as the sole equity owner of Iconic Private Equity Partners, has the sole right to vote and dispose of the shares owned by Iconic Private Equity Partners.
[3]

The shares beneficially owned by Mr. Ulansky include the 4,680,000 shares owned by Element 29 Ventures and the 1,500,000 shares owned by Mr. Ulansky. Mr. Ulansky, as president of Element 29 Venture, has the sole right to vote and dispose of the shares owned by Element 29 Ventures.

[4]

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

On March 20, 2018, we entered into a loan and security agreement with Jose Maria Eduardo Gonzalez Romero pursuant to which Mr. Romero made loans to the Company of $500,000 during the period from March through June 2018, for which we issued to him our 5% two-year convertible secured promissory notes. The notes mature two years from the dates of the loan and are convertible into common stock at a conversion price of $0.02 per share. To the extent that the proceeds of the notes are used to purchase equipment for mining cryptocurrencies, the Company agreed to give Mr. Romero a security interest in the equipment. The Company failed to give Mr. Romero the security interest and did not take possession in the United States of the equipment purchased from the proceeds of the loans. The notes provide that they cannot be converted to the extent that, after giving effect to conversion, the holder of the notes and his affiliates would beneficially own 4.99% of our common stock. Upon full conversion of the notes, we would issue 25,000,000 shares.

Director Independence

We have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Davidson & Company LLP for each of our last two fiscal years and for KCCW Accountancy Corp. for the years ended July 31, 2019 and 2018 for the categories of services indicated.

Davidson & Company LLP

Year Ended July 31, 2018
Audit fees	$25,500
Audit-related fees	12,000
Tax fees	-
All other fees	-

KCCW Accountancy Corp.

	Year Ended July 31,
	2019	2018
Audit fees	12,500	$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit Number	Description
2.1	Plan and agreement of merger dated March 19, 2018 between the Company and iMine Corporation.[1]
3.1	Articles of Incorporation of the Company[3]
3.2	Bylaws of the Company[2]
10.1	Employment agreement dated March 19, 2018 between the Company and Daniel Tsai.[1]
10.2	Form of loan and security agreement dated March 20, 2018 between the Company and Jose Maria Eduardo Gonzalez Romero[1]
10.3	Form of 5% secured convertible promissory note[1]
10.4	Consulting agreement dated March 19, 2018 between the Company and Iconic Private Equity Partners[1]
10.5	Employment agreement dated August 14, 2019 between the Company and Jose Maria Eduardo Gonzalez Romero[4]
14.1	Code of Ethics[5]
31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbannes Oxley Act of 2002
32.1	Section 1350 certification of the chief executive officer and chief financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

_______________

[1]	Filed as an exhibit to the Company’s report on Form 8-K filed on March 22, 2018 and incorporated herein by reference.
[2]	Filed as an exhibit to the Company’s registration statement on Form S-1 filed on November 8, 2012 and incorporated by reference.
[3]	Filed as an exhibit to the Company’s registration statement on Form S-1, filed on July 25, 2018, and incorporated herein by reference.
[4]	Filed as an exhibit to the Company’s report on From 8-k filed on August 15, 2019 and incorporated herein by reference.
[5]	Filed as an exhibit to the Company’s annual report on Form 10-K, filed on October 29, 2013 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2020

iMine Corporation

By:	/s/ Jose Maria Eduardo Gonzalez Romero
Name: Jose Maria Eduardo Gonzalez Romero
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Maria Eduardo Gonzalez Romero	Chief executive officer, chief financial officer	February 11, 2020
Jose Maria Eduardo Gonzalez Romero	and director (principal executive and financial officer)

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iMINE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iMINE Corporation ( “the Company”) as of July 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended July 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles.

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

January 24, 2020

KCCW Accountancy Corp.

3333 S Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 909 895 4155 • info@kccwcpa.com

iMINE CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$1,850	$53,971
Assets from discontinued operation	-	400,000
Total Current Assets	1,850	453,971

TOTAL ASSETS	$1,850	$453,971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$59,582	$18,711
Due to related party	164,706	235,294
Convertible notes payable – related party	371,089	90,938
Liabilities from discontinued operation	19,500	-
Total Current Liabilities	614,877	344,943

TOTAL LIABILITIES	614,877	344,943

Stockholders' Equity (Deficit)
Common stock: 300,000,000 authorized; $0.001 par value 79,792,286 and 78,542,286 shares issued and outstanding, respectively	79,792	78,542
Additional paid in capital	11,660,263	11,365,925
Accumulated deficit	(12,353,082)	(11,335,439)
Total Stockholders' Equity (Deficit)	(613,027)	109,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,850	$453,971

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

	Year Ended
	July 31,
	2019	2018

Revenue	$-	$-

Operating expenses
General and administrative	1,126	135,849
Professional fees	76,496	115,211
Stock-based compensation	-	420,000
Total operating expenses	77,622	671,060

Loss from operations	(77,622)	(671,060)

Other income (expense)
Interest and accretion on convertible notes	(280,151)	(90,938)
Gain on settlement of debt	-	120,271
Loss on foreign currency exchange	-	(190)
Total other income (expense)	(280,151)	29,143

Loss before income taxes	(357,773)	(641,917)
Provision for income taxes	-	-
Net loss from continuing operations	(357,773)	(641,917)

Loss from discontinued operations, net of tax	(659,870)	(1,178,206)

Net loss	$(1,017,643)	$(1,820,123)

Basic and diluted loss per common share
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	(0.01)	(0.02)
Net loss	$(0.01)	$(0.03)
Basic weighted average number of common shares outstanding	79,692,971	61,745,026

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - July 31, 2017	52,042,286	$52,042	$8,954,269	$(9,515,316)	$(509,005)
Stock-based compensation	25,000,000	25,000	1,375,000	-	1,400,000
Common stock issued to the principal stockholder through debt forgiveness	1,500,000	1,500	82,500	-	84,000
Contributed capital by the principal stockholder through debt forgiveness	-	-	454,156	-	454,156
Convertible debenture equity component	-	-	500,000	-	500,000
Net loss	-	-	-	(1,820,123)	(1,820,123)
Balance - July 31, 2018	78,542,286	78,542	11,365,925	(11,335,439)	109,028
Stock-based compensation	1,250,000	1,250	223,750	-	225,000
Forgiveness of amount due to shareholder	-	-	70,588	-	70,588
Net loss	-	-	-	(1,017,643)	(1,017,643)
Balance - July 31, 2019	79,792,286	$79,792	$11,660,263	$(12,353,082)	$(613,027)

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,017,643)	$(1,820,123)
Net loss from discontinued operations	(659,870)	(1,178,206)
Net loss from continuing operations	(357,773)	(641,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	420,000
Accrued interest and accretion on convertible notes	255,151	90,938
Gain on settlement of debt	-	(120,271)
Changes in operating assets and liabilities:
Prepaid expenses	(4,350)	(398,550)
Accounts payable and accrued liabilities	65,871	(5,507)
Due to related parties	-	210,294
Net cash used in operating activities – continuing operations	(41,101)	(445,013)
Net cash used in operating activities – discontinued operations	(11,020)	(198,206)
Net cash used in operating activities	(52,121)	(643,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of convertible loan	-	500,000
Net cash provided by financing activities	-	500,000

Net decrease in cash and cash equivalents	(52,121)	(143,219)
Cash and cash equivalents, beginning of period	53,971	197,190
Cash and cash equivalents, end of period	$1,850	$53,971

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock issued to principal shareholder through debt forgiveness	$-	$84,000
Contributed capital by principal shareholder through debt forgiveness	$70,588	$454,156

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

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business, which is reflected as a discontinued operation, and the value of the prepaid inventory, which was the only asset of the discontinued operation at July 31, 2019, was fully reserved against. The Company is not engaged in any business activities and is looking to engage in another business, either through an acquisition of an existing business or by engaging a management team to develop a new business. The Company does not have any agreement to acquire any company or to bring on a management team to commence new business activities. The Company cannot give assurance that it will be successful in attracting either an acquisition candidate or a new management team. Any business the Company may acquire may be an operating business or a business with no history of earnings that is seeking to develop its business. Because of the Company’s financial condition and the market for and market price of its common stock, the Company does not believe that it would be an attractive candidate for a profitable business that is looking to go public through a reverse acquisition.

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss nor accumulated deficit.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as at July 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices in	Significant Other	Significant
	July 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2019	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$1,850	$1,850	$-	$-
Liabilities:
Convertible notes payable	371,089	-	371,089	-

		Quoted Prices in	Significant Other	Significant
	July 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$53,971	$53,971	$-	$-
Liabilities:
Convertible notes payable	90,938	-	90,938	-

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

Share-based expenses

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt. As of July 31, 2019, there were 25,000,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2019, the Company incurred a net loss of $1,017,643. As of July 31, 2019, the Company had an accumulated deficit of $12,353,082 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2020. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

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

The change of the business qualified as a discontinued operation of the Company (Note 1). In conjunction with the discontinued operations, the Company has excluded results of discontinued operations from its consolidated statements of operations to classify that business as discontinued operations in all periods presented. The assets and liabilities of the discontinued operations were presented separately under the captions “Assets from discontinued operation” and “Liabilities from discontinued operation,” respectively, in the accompanying consolidated balance sheets at July 31, 2019 and 2018.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Year Ended
	July 31,
	2019	2018
Revenue	$-	$-
Cost of revenue	-	-
Inventory valuation reserve	(404,350)	-
Gross profit	(404,350)	-
General and administrative	(30,520)	(198,206)
Stock based compensation	(225,000)	(980,000)
Operating loss	(659,870)	(1,178,206)
Income tax provision	-	-
Loss from discontinued operations, net of tax	$(659,870)	$(1,178,206)

The following table summarizes the carrying amounts of the net assets from discontinued operations as of July 31, 2019 and 2018, respectively.

	July 31,	July 31,
	2019	2018
Assets from discontinued operations
Prepaid inventory	$-	$400,000

Liabilities from discontinued operations
Advance from customer	$19,500	$-

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of July 31, 2019 and July 31, 2018, $164,706 was reflected as an amount due to related parties.

On March 19, 2018, the Company entered into a one-year consulting agreement with a consultant, who was, at the time, a 1.6% stockholder, pursuant to which the Company issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to the consultant to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. In 2019, the amount of $70,588 due to the stockholder was waived and a gain on the settlement of debt of $70,588 was recorded as additional paid-in capital for the year ended July 31, 2019.

In 2018, the Company issued convertible notes in the principal amount of $500,000 to an unrelated party who, in August 2019, became the Company’s sole officer and director (see Note 6). As a result of the investor becoming the Company’s sole officer and director, these notes were reclassified as convertible notes – related party.

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

The amounts paid to related parties during the year ended July 31, 2019 and 2018 were $0 and $7,730, respectively.

The following table sets forth the amounts due to related parties at July 31, 2019 and 2018:

	July 31,	July 31,
	2019	2018

Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to consultant pursuant to consulting agreement	-	70,588
	$164,706	$235,294

NOTE 6 – CONVERTIBLE NOTES

At July 31, 2019 and 2018, convertible note consisted of the following:

	July 31,	July 31,
	2019	2018
Convertible promissory notes issued	$500,000	$500,000
Less discount	(162,179)	(417,330)
Liability component as at date of issue	337,821	82,670
Accrued interest	33,268	8,268
Liability component	$371,089	$90,938

Pursuant to a note purchase agreement dated March 20, 2018 between the Company and a then non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which was purchased from the proceeds of the notes. The equipment was not delivered to the Company in the United States. The Company is in default of its obligation to grant the lender a security interest in the inventory. The lender was appointed as a director, chief executive officer, chief financial officer, president and secretary of the Company subsequently on August 14, 2019.

Interest of 5% is payable annually until the settlement date. No interest has been paid during the years ended July 31, 2019 and 2018.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

There were 79,792,286 and 78,542,286 shares of common stock issued and outstanding as of July 31, 2019 and 2018, respectively.

On March 19, 2018, the Company issued (a) 17,500,000 shares of common stock, with a fair market value at issuance of $980,000, to the then current chief executive officer and sole director pursuant to his employment agreement (see Note 5), and (b) 7,500,000 shares of common stock, with a fair market value at issuance of $420,000, to a consultant pursuant to a consulting agreement (see Note 5).

On March 16, 2018, the Company’s former chief executive officer and sole director and the former chief financial officer resigned from their respective positions. In connection with their resignations, on March 22, 2018, the Company entered into release agreements pursuant to which the Company agreed to issue 1,500,000 shares of common stock to the former chief executive officer and sole director valued at $84,000, and to pay $25,000 to the former chief financial officer in full satisfaction of any obligations, including obligations under their employment agreements and deferred stock agreements, the Company had to them. As a result of the release agreements, an aggregate amount of $145,271 due to the former chief financial officer at July 31, 2017 was satisfied by the payment of $25,000 to the former chief financial officer and a gain on the settlement of debt of $120,271 was recorded as other income for the year ended July 31, 2018; an aggregate amount of $538,156 due to the former chief executive officer and sole director at July 31, 2017 was satisfied with the issuance of the common stock amounted to $84,000 to the former chief executive officer and sole director and a gain on the settlement of former director’s debt of $454,156 was recorded as additional paid-in capital for the year ended July 31, 2018.

During the year ended July 31, 2019, the Company issued 1,250,000 shares, to a consultant for consulting services of $225,000.

As of July 31, 2019 and 2018, the Company had no options and warrants outstanding.

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

The income tax provision (benefit) for the years ended July 31, 2019 and 2018 consists of the following:

	July 31,	July 31,
	2019	2018

Net loss for the year	$(1,017,643)	$(1,820,123)

Income tax benefit at statutory rate	$213,705	$382,226
Permanent difference and other	-	(286,544)
Change in valuation allowance	(213,705)	(95,682)
Income tax provision, net	$-	$-

The reconciliation of the effective tax rate reflected in the provision for income taxes to the U.S. federal statutory rate as of July 31, 2019 and 2018:

	As of July 31,
	2019	2018
Statutory tax benefit	(21)%	(21)%
Increase in valuation allowance	21%	21%
Provision for income taxes	-%	-%

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2019 and 2018.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2019	2018

Net operating losses (NOLs) carryforward	$588,563	$547,682
Effect of change in the statutory rate	-	(172,824)
Valuation allowance	(588,563)	(374,858)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 24, 2020, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of July 31, 2019 have been incorporated into these consolidated financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

