Form 10-Q
period 2019-10-31
iMine Corp
filed 2020-02-26
CIK 1556801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
October 31, 2019
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

As of February 19, 2020, there were 79,792,286 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2019, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

iMINE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	October 31,	July 31,
	2019	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,625	$1,850
Total Current Assets	1,625	1,850

TOTAL ASSETS	$1,625	$1,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$63,570	$59,582
Due to a related party	164,706	164,706
Convertible notes payable - related party	441,702	371,089
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	689,478	614,877

TOTAL LIABILITIES	689,478	614,877

Stockholders' Deficit
Common stock: 300,000,000 authorized; $0.001 par value
79,792,286 shares issued and outstanding as of October 31, 2019 and July 31, 2019	79,792	79,792
Additional paid in capital	11,660,263	11,660,263
Accumulated deficit	(12,427,908)	(12,353,082)
Total Stockholders' Deficit	(687,853)	(613,027)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,625	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

Revenue	$-	$-

Operating expenses
General and administrative	225	378
Professional fees	3,988	22,697
Total operating expenses	4,213	23,075

Net loss from operations	(4,213)	(23,075)

Other income and expense
Interest and accretion on convertible notes	(70,613)	(64,155)
Total other expense	(70,613)	(64,155)

Loss before income taxes	(74,826)	(87,230)
Provision for income taxes	-	-
Net loss from continuing operations	(74,826)	(87,230)

Loss from discontinued operations, net of tax	-	(37,270)

Net loss	$(74,826)	$(124,500)

Basic and diluted loss per common share
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)
Net loss	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	79,792,286	79,398,264

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2019	79,792,286	$79,792	$11,660,263	$(12,353,082)	$(613,027)

Net loss	-	-	-	(74,826)	(74,826)
Balance - October 31, 2019	79,792,286	$79,792	$11,660,263	$(12,427,908)	$(687,853)

Balance - July 31, 2018	78,542,286	$78,542	$11,365,925	$(11,335,439)	$109,028

Stock-based compensation	1,250,000	1,250	223,750	-	225,000
Net loss	-	-	-	(124,500)	(124,500)
Balance - October 31, 2018	79,792,286	$79,792	$11,589,675	$(11,459,939)	$209,528

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,826)	$(124,500)
Net loss from discontinued operations	-	(37,270)
Net loss from continuing operations	(74,826)	(87,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion on convertible notes	70,613	58,430
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,988	5,197
Net cash used in operation activities – continuing operations	(225)	(23,603)
Net cash used in operation activities – discontinued operations	-	(18,520)
Net cash used in operating activities	(225)	(42,123)

Net change in cash	(225)	(42,123)
Cash, beginning of period	1,850	53,971
Cash, end of period	$1,625	$11,848

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on April 1, 2014, and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effected through the merger of the Company’s wholly-owned subsidiary, iMine Corporation, a Nevada corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation, which is inactive.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2019 have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2019 included within the Company’s Annual Report on Form 10-K.

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

Fair Value of Financial Instruments

As defined in ASC 820” Fair
Value Measurements,”
fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at October 31, 2019, measured at fair value on a recurring basis:

	October 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets:
Cash	$1,625	$1,625	$-	$-
Liabilities:
Convertible notes payable	441,702	-	441,702	-

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt. As of October 31, 2019, there were 25,000,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2019, the Company incurred a net loss of $74,826. As of October 31, 2019, the Company had an accumulated deficit of $12,427,908 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2020. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

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

NOTE 4 – DISCONTINUED OPERATION

The change of the business qualified as a discontinued operation of the Company (Note 1). In conjunction with the discontinued operations, the Company has excluded results of discontinued operations from its consolidated statements of operations to classify that business as discontinued operations in all periods presented. The liabilities of the discontinued operations were presented separately under the captions “Liabilities from discontinued operation” in the accompanying consolidated balance sheets at October 31, 2019 and July 31, 2019.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Three Months Ended
	October 31,
	2019	2018
Operating expenses
General and administrative	$-	$18,520
Stock-based compensation	-	18,750
Operating loss	-	37,270
Income tax provision	-	-
Loss from discontinued operations, net of tax	$-	$37,270

The following table summarizes the carrying amounts of the net liabilities from discontinued operations as of October 31, 2019 and July 31, 2019, respectively.

	October 31,	July 31,
	2019	2019
Liabilities from discontinued operations
Advance from customer	$19,500	$19,500

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of October 31, 2019 and July 31, 2019, $164,706 was reflected as an amount due to related parties.

In 2018, the Company issued convertible notes in the principal amount of $500,000 to an unrelated party who, in August 2019, became the Company’s sole officer and director (see Note 6). As a result of the investor becoming the Company’s sole officer and director, these notes were reclassified as convertible notes – related party.

NOTE 6 – CONVERTIBLE NOTES – RELATED PARTY

At October 31, 2019 and July 31, 2019, convertible note consisted of the following:

	October 31,	July 31,
	2019	2019
Convertible promissory notes issued	$500,000	$500,000
Less discount	(97,867)	(162,179)
Total convertible note	402,133	337,821
Accrued interest	39,569	33,268
Liability component	$441,702	$371,089

Pursuant to a note purchase agreement dated March 20, 2018 between the Company and a then non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which was purchased from the proceeds of the notes. The equipment was not been delivered to the Company. The Company is in default of its obligation to grant the lender a security interest in the inventory. The lender was appointed as a director, chief executive officer, chief financial officer, president and secretary of the Company subsequently on August 14, 2019.

Interest of 5% is payable annually until the settlement date. No interest was paid during the three months ended October 31, 2019.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

During the three months ended October 31, 2019, there were no issuance of common stock. During the three months ended October 31, 2018, the Company issued 1,250,000 shares, to a consultant for consulting services of $225,000.

As of October 31, 2019 and July 31, 2019, the Company had no options and warrants outstanding.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of October 31, 2019 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three Months Ended October 31, 2019 and 2018

For the three months ended October 31, 2019, we incurred operating expenses of $4,213, primarily professional fees, resulting in a loss from operations of $4,213. Other expenses consisted of interest and accretion on convertible notes of $70,613, resulting in a net loss of $74,826, or ($0.00) per share (basic and diluted). We did not have any loss from discontinued operations for the three months ended October 31, 2019

For the three months ended October 31, 2018, we incurred operating expenses of $23,075, primarily professional fees, resulting in a loss from operations of $23,075. Other expenses consisted of interest and accretion on convertible notes of $64,155, resulting in a net loss from continuing operations of $87,230, or ($0.00) per share (basic and diluted). Our loss from discontinued operations, net of tax, was $37,270, or $(0.00) per share (basic and diluted). Our net loss for the period was $124,500, or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2019 to October 31, 2019:

	October 31, 2019	July 31, 2019	Change	% Change
Current assets	$1,625	$1,850	$(225)	(12.2)%
Current liabilities	689,478	614,877	74,601	12.1%
Working capital (deficiency)	$(687,853)	$(613,027)	(74,826)	(12.2)%

The following table summarizes our cash flow for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,
	2019	2018
Cash flow used in operating activities	$(225)	$(42,123)
Net changes in cash	(225)	(42,123)

For the three months ended October 31, 2019 and 2018, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2019, we incurred a net loss of $74,826. As of October 31, 2019, we had an accumulated deficit of $12,427,908, we had earned no revenues since inception and we were not engaged in an active business. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ended July 31, 2020. However, until we engage in an active business or makes an acquisition, we are likely to be unable to raise any significant debt or equity financing. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020.

Our ability to begin operations in any new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

 The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates.

Revenue Recognition

We recognize revenues in accordance with Topic 606, which requires us to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We recognize revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied. We have not realized any revenues from operations, and are not currently engaged in any active business.

Stock-based expenses

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

Income Taxes

We provide for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of cash and related party payables we will likely incur in the near future. We place our cash with financial institutions of high credit worthiness. At times, our cash balance with a particular financial institution may exceed any applicable government insurance limits. Our management plans to assess the financial strength and credit worthiness of any parties to which we extend funds, and as such, we believe that any associated credit risk exposures are limited.

Net Loss per Share of Common Stock

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional shares of common stock were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on March 16, 2018 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of July 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2019, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: February 26, 2020	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

