Form 10-Q
period 2020-01-31
iMine Corp
filed 2020-03-18
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

As of March 18, 2020, there were 79,792,286 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

All references in this Form 10-Q to the “Company,” “iMine,” “we,” “us,” “our” and words of like import relate to are to iMine Corporation and its subsidiary, which is inactive.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,400	$1,850
Total Current Assets	1,400	1,850

TOTAL ASSETS	$1,400	$1,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$52,220	$59,582
Due to related parties	180,206	164,706
Convertible notes payable - related party	512,316	371,089
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	764,242	614,877

TOTAL LIABILITIES	764,242	614,877

Stockholders’ Deficit
Common stock: 300,000,000 authorized; $0.001 par value 79,792,286 shares issued and outstanding at January 31, 2020 and July 31, 2019	79,792	79,792
Additional paid in capital	11,660,263	11,660,263
Accumulated deficit	(12,502,897)	(12,353,082)
Total Stockholders’ Deficit	(762,842)	(613,027)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,400	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	425	308	650	686
Professional fees	3,950	21,350	7,938	44,047
Total operating expenses	4,375	21,658	8,588	44,733

Loss from operations	(4,375)	(21,658)	(8,588)	(44,733)

Other income and expense
Interest and accretion on convertible notes	(70,614)	(77,072)	(141,227)	(141,227)
Total other expense	(70,614)	(77,072)	(141,227)	(141,227)

Loss before income taxes	(74,989)	(98,730)	(149,815)	(185,960)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(74,989)	(98,730)	(149,815)	(185,960)

Loss from discontinued operations, net of tax	-	(441,475)	-	(478,745)

Net Loss	$(74,989)	$(540,205)	$(149,815)	$(664,705)

Basic and diluted loss per share of common stock
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.01)	-	(0.01)
Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic weighted average number of common shares outstanding	79,792,286	79,792,286	79,792,286	79,595,275

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - July 31, 2019	79,792,286	$79,792	$11,660,263	$(12,353,082)	$(613,027)

Net loss	-	-	-	(74,826)	(74,826)
Balance - October 31, 2019	79,792,286	79,792	11,660,263	(12,427,908)	(687,853)

Net loss	-	-	-	(74,989)	(74,989)
Balance - January 31, 2020	79,792,286	$79,792	$11,660,263	$(12,502,897)	$(762,842)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance - July 31, 2018	78,542,286	$78,542	$11,365,925	$(11,335,439)	$109,028

Stock-based compensation	1,250,000	1,250	223,750	-	225,000
Net loss	-	-	-	(124,500)	(124,500)
Balance - October 31, 2018	79,792,286	79,792	11,589,675	(11,459,939)	209,528

Net loss	-	-	-	(540,205)	(540,205)
Balance - January 31, 2019	79,792,286	$79,792	$11,589,675	$(12,000,144)	$(330,677)

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,815)	$(664,705)
Net loss from discontinued operations	-	(478,745)
Net loss from continuing operations	(149,815)	(185,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion on convertible notes	141,227	141,227
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,350)
Accounts payable and accrued liabilities	(7,362)	8,422
Due to related parties	15,500	-
Net cash used in operating activities - continuing operations	(450)	(40,661)
Net cash used in operating activities - discontinued operations	-	(8,020)
Net cash used in operating activities	(450)	(48,681)

Net decrease in cash and cash equivalents	(450)	(48,681)
Cash and cash equivalents, beginning of period	1,850	53,971
Cash and cash equivalents, end of period	$1,400	$5,290

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The following table summarizes fair value measurements by level at January 31, 2020, measured at fair value on a recurring basis:

	January 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
Assets:
Cash	$1,400	$1,400	$-	$-
Liabilities:
Convertible notes payable	512,316	-	512,316	-

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt. As of January 31, 2020, there were 25,000,000 common stock equivalents outstanding, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2020, the Company incurred a net loss of $149,815. As of January 31, 2020, the Company had an accumulated deficit of $12,502,897 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2020. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

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

NOTE 4 – DISCONTINUED OPERATION

The change of the business qualified as a discontinued operation of the Company (Note 1). In conjunction with the discontinued operations, the Company has excluded results of discontinued operations from its consolidated statements of operations to classify that business as discontinued operations in all periods presented. The liabilities of the discontinued operations were presented separately under the captions “Liabilities from discontinued operation” in the accompanying consolidated balance sheets at January 31, 2020 and July 31, 2019.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Inventory valuation reserve	-	(404,350)	-	(404,350)
Gross profit	-	(404,350)	-	(404,350)
General and administrative	-	(9,000)	-	(27,520)
Stock-based compensation	-	(28,125)	-	(46,875)
Operating loss	-	(441,475)	-	(478,745)
Income tax provision	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(441,475)	$-	$(478,745)

The following table summarizes the carrying amounts of the net liabilities from discontinued operations as of January 31, 2020 and July 31, 2019, respectively.

	January 31,	July 31,
	2020	2019
Liabilities from discontinued operations
Advance from customer	$19,500	$19,500

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of January 31, 2020 and July 31, 2019, $164,706 was reflected as an amount due to related parties.

In 2018, the Company issued convertible notes in the principal amount of $500,000 to an unrelated party who, in August 2019, became the Company’s sole officer and director (see Note 6). As a result of the investor becoming the Company’s sole officer and director, these notes were reclassified as convertible notes – related party.

During the six months ended January 31, 2020, the Company’s shareholder paid operating expenses of $15,500 on behalf of the Company.

NOTE 6 – CONVERTIBLE NOTES – RELATED PARTY

At January 31, 2020 and July 31, 2019, convertible note consisted of the following:

	January 31,	July 31,
	2020	2019
Convertible promissory notes issued	$500,000	$500,000
Less discount	(33,554)	(162,179)
Total convertible note	466,446	337,821
Accrued interest	45,870	33,268
Liability component	$512,316	$371,089

Pursuant to a note purchase agreement dated March 20, 2018 between the Company and a then non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5% convertible notes. The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which was purchased from the proceeds of the notes. The equipment was not been delivered to the Company. The Company is in default of its obligation to grant the lender a security interest in the inventory. The lender was appointed as a director, chief executive officer, chief financial officer, president and secretary of the Company on August 14, 2019.

Interest of 5% is payable annually until the settlement date. No interest was paid during the six months ended January 31, 2020.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

Issuance of Common Stock

During the six months ended January 31, 2020, there were no issuance of common stock. During the six months ended January 31, 2019, the Company issued 1,250,000 shares, to a consultant for consulting services of $225,000.

As of January 31, 2020 and July 31, 2019, the Company had no options and warrants outstanding.

NOTE 8 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of January 31, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of April 30, 2018, all of the assets associated with the mining business were fully reserved against and have no value. On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who became our sole executive officer. With the change of management, we changed our business to developing the business of designing and selling computer equipment which can be used for the mining of cryptocurrency. In April 2019, our sole director and officer resigned and we discontinued the business of designing and selling computer equipment for the cryptocurrency business, from which we did not generate any revenue. On August 14, 2019, the then sole officer and director resigned and Jose Maria Eduardo Gonzalez Romero was elected as our sole officer and director. At the time, Mr. Romero was our largest creditor, having purchased, for $500,000, our 5% convertible notes in the principal amount of $500,000. These notes mature on various dates in 2020. We are now in the process of looking for a new business, either through an acquisition or commencing new business activities. Although we have had discussions with potential acquisition candidates, as of the date of this report, we have not signed any agreement, letter of intent or memorandum of understanding with respect to any potential acquisition or management group, and we cannot assure you that we will be able to make any acquisition. Because of our financial condition, the low price and lack of liquidity of our stock, and our stock being traded on the OTC Pink, it is not likely that we will be able to acquire any company other than a company without a history of earnings. In such event, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable, if any, terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. The terms of any acquisition or any equity financing is likely to result in substantial dilution to existing stockholders.

During the period from March through June 2018, we raised $500,000 from the sale of our convertible notes in the principal amount of $500,000 to Mr. Romero, who, at the time, was not a related party. The proceeds of these notes were used to purchase inventory for our cryptocurrency mining equipment business and for working capital purposes, including expenses relating to our status as a public company. Pursuant to the loan agreement, we were to give Mr. Romero a security interest in this equipment. The equipment was never delivered to us in the United States and we did not grant Mr. Romero a security interest in the inventory, which was a beach of our agreement. The value of the inventory was written down to zero. We anticipate that in connection with any acquisition or financing, it may be necessary for us to pay the principal and interest on the notes to Mr. Romero. The need to make this payment may affect our ability to make an acquisition or, if we can make an acquisition, the terms of the acquisition.

Results of Operations

Three and six months Ended January 31, 2020 and 2019

For the three months ended January 31, 2020, we incurred operating expenses of $4,375, primarily professional fees, resulting in a loss from operations of $4,375. Other expenses consisted of interest and accretion on convertible notes of $70,614, resulting in a net loss from continuing operations and a net loss of $74,989, or ($0.00) per share (basic and diluted). We did not have any loss from discontinued operations for the three months ended January 31, 2020. For the three months ended January 31, 2019, we incurred operating expenses of $21,658, primarily professional fees, resulting in a loss from operations of $21,658. Other expenses consisted of interest and accretion on convertible notes of $77,072, resulting in a net loss from continuing operations of $98,730, or ($0.00) per share (basic and diluted). Our loss from discontinued operations was $441,475, or ($0.01) per share (basic and diluted). Our loss from discontinued operations resulted primarily from the writeoff of inventory associated with our former business. Our net loss was $540,205, or ($0.01) per share (basic and diluted).

For the six months ended January 31, 2020, we incurred operating expenses of $8,588, primarily professional fees, resulting in a loss from operations of $8,588. Other expenses consisted of interest and accretion on convertible notes of $141,227, resulting in a net loss from continuing operations and a net loss of $149,815, or ($0.00) per share (basic and diluted). We did not have any loss from discontinued operations for the six months ended January 31, 2020. For the six months ended January 31, 2019, we incurred operating expenses of $44,733, primarily professional fees, resulting in a loss from operations of $44,733. Other expenses consisted of interest and accretion on convertible notes of $141,227, resulting in a net loss from continuing operations of $185,960, or ($0.00) per share (basic and diluted). Our loss from discontinued operations was $478,745, or ($0.01) per share (basic and diluted). Our loss from discontinued operations resulted primarily from the writeoff of inventory associated with our former business. Our net loss was $664,705, or ($0.01) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2019 to January 31, 2020:

	January 31, 2020	July 31, 2019	Change	% Change
Current assets	$1,400	$1,850	$(450)	(24.3)%
Current liabilities	764,242	614,877	149,365	24.3%
Working capital (deficiency)	$(762,842)	$(613,027)	(149,815)	(24.4%)

The following table summarizes our cash flow for the six months ended January 31, 2020 and 2019:

	Six months ended January 31,
	2010	2019
Cash flow used in operating activities	$(450)	$(48,681)
Net changes in cash	(450)	(48,681)

For the six months ended January 31, 2020 and 2019, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2020, we incurred a net loss of $149,815. As of January 31, 2020, we had an accumulated deficit of $12,502,897, we had earned no revenues since inception and we were not engaged in an active business. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ended July 31, 2020. However, until we engage in an active business or makes an acquisition, we are likely to be unable to raise any significant debt or equity financing. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on August 14, 2019 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of January 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended January 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: March 18, 2020	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

