Form 10-K
period 2020-07-31
iMine Corp
filed 2021-06-03
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

Registrant’s telephone number, including area code:+ (507) 6619-8233

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $809,384

As of April 26, 2021, the registrant had 56,808,953 shares of common stock outstanding.

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

PART I

Item 1. Business

Business

We are a shell company and are not engaged in any business activities. Prior to March 2018, we were seeking to acquire and explore mineral properties. However, we were not successful in that business, which never generated any revenue, and we have discontinued that business in March 2018. From March 2018 until April 2019, we were in the process of developing the business of selling computer equipment which can be used for the mining of cryptocurrency. With the decline in the price of cryptocurrency, we discontinued that business and are looking to engage in another business, either through an acquisition of an existing business or by engaging a management team to develop a new business. As of the date of this annual report, we do not have any agreement to acquire any company or to bring on a management team to commence new business activities. We cannot assure you that we will be successful in attracting either an acquisition candidate or a new management team. Any business we may acquire may be an operating business or a business with no history of earnings that is seeking to develop its business. Because of our financial condition and the market for and market price of our common stock, we do not believe that we would be an attractive candidate for a profitable business that is looking to go public through a reverse acquisition. Although we have engaged in discussions in connection with a potential acquisition, we have not entered into any agreement, memorandum of understanding or letter of intent with respect to any business, and we cannot assure you that we will be successful in making any acquisition.

Organization

We are a Nevada corporation incorporated on October 19, 2019 under the name Oconn Industries. On February 16, 2012, we changed our corporate name to Oconn Industries Corp., and on April 1, 2014 we changed our corporate name to Diamante Minerals, Inc. On March 20, 2018, we changed our corporate name to iMine Corporation.

Our address is 8520 Allison Pointe Blvd Ste. 223 #87928, Indianapolis, Indiana 46250, telephone +507 6619-8233. We do not have a corporate website. Information on any website does not constitute a part of this annual report.

Employees

We have one employee, our chief executive officer and chief financial officer, Jose Maria Eduardo Gonzalez Romero, who provides his services to us on a part-time basis.

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

At July 31, 2020, we has cash of $1,025 and a working capital deficiency of approximately $853,026, and, because we have no source of revenue, our working capital deficiency has increased since July 31, 2020. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our delinquent SEC quarterly reports. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

Because we do not have an authorized class of preferred stock and we have 300,000,000 authorized shares of common stock, it may be necessary for us to increase our authorized common stock and provide for a class of preferred stock in connection with any acquisition.

We do not have a class of authorized preferred stock and we have 300,000,000 authorized shares of common stock. As of April 26, 2021, we had outstanding 56,808,953 shares of common stock. Since we do not have cash to make an acquisition, we would require equity to be issued to the owners of any business we acquire. We cannot assure you that we will have sufficient common stock available for such issuance, and it may be a condition to any acquisition that we increase our authorized common stock and/or provide for a class of preferred stock.

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

Our financial statements include a going-concern paragraph. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2020, we incurred a net loss of $359,999. As of July 31, 2020, we had an accumulated deficit of $12,713,081 and we have earned no revenues since inception and were not engaged in an active business with the result that our accumulated deficit has increased since July 31, 2020. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition, we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent upon our chief executive officer.

We are dependent upon Jose Maria Eduardo Gonzalez Romero, our chief executive and financial officer and sole director, who is presently our only employee. Although Mr. Romero has an employment agreement for a term ending on July 31, 2021, which requires him to devote such time as he deems necessary to our business, the employment agreement does not guarantee that he will continue with us. The loss of Mr. Romero would materially impair our ability to make an acquisition. We anticipate that, if we make an acquisition, the chief executive officer and chief financial officer (who may be the same person) will assume these positions with us.

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

ITEM 3. LEGAL PROCEEDINGS

We have filed a law suit against the former CEO, Daniel Tsai and are attempting to serve. We are claiming breach of his fiduciary duty and gross misconduct.

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

Stockholders of Record

As of April 26, 2021, we had approximately 21 record holders of our common stock.

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

During the period from March through June 2018, we raised $500,000 from the sale of our convertible notes in the principal amount of $500,000 to Mr. Romero, who, at the time, was not a related party. The proceeds of these notes were used to purchase inventory and for working capital purposes, including expenses relating to our status as a public company. Pursuant to the loan agreement, we were to give Mr. Romero a security interest in this equipment. The equipment was never delivered to us in the United States and we are aggressively pursuing the manufacturer of the equipment to either deliver the equipment purchased or refund the purchase including interest and damages. The value of the inventory was written down to zero. We anticipate that in connection with any acquisition or financing, we will pay the principal and interest on the notes to Mr. Romero. The need to make this payment may affect our ability to make an acquisition or, if we can make an acquisition, the terms of the acquisition.

Result of operations

Years Ended July 31, 2020 and 2019

We did not generate any revenues during the years ended July 31, 2020 and 2019.

For the year ended July 31, 2020, we incurred operating expenses of $162,429, primarily stock-based compensation and professional fees, resulting in a loss from operations of $162,429. Other expenses consisted of interest and accretion on convertible notes of $197,570, resulting in a net loss from continuing operations of $359,999, or ($0.00) per share (basic and diluted).

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

Liquidity and Capital Resources

The following table summarizes our changes in working capital from July 31, 2019 to July 31, 2020:

	July 31,	July 31,
	2020	2019	Change	%
Current assets	$1,025	$1,850	$(825)	(45)%
Current liabilities	$854,051	$614,877	$239,174	39%
Working capital deficiency	$(853,026)	$(613,027)	$239,999	39%

The increase in working capital deficiency is primarily due to an increase in convertible note - related party due to amortization of debt discount.

The following tables summarize our cash flows the years ended July 31, 2020 and 2019.

	Year Ended
	July 31,
	2020	2019	Change
Cash used in operating activities	$(825)	$(52,121)	$51,296
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$-	$-	$-
Cash and cash equivalents on hand	$1,025	$1,850	$(825)

The cash flow used in operating activities for the year ended July 31, 2020 reflects our net loss of $359,999, increased by stock-based compensation of $120,000 and accrued interest and accretion on convertible notes of $197,570, and increases in accounts payable and accrued liabilities of $12,994 and due to related parties of $28,610. The cash flow used in operating activities for year ended July 31, 2019 reflects the net loss from continuing operations of $357,773, increased by accrued interest and accretion on convertible notes of $255,151 and an increase in accounts payable and accrued liabilities of $65,871 and decreased by an increase in prepaid expenses of $4,350.

For the years ended July 31, 2020 and 2019, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements include a going-concern paragraph. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2020, we incurred a net loss of $359,999. As of July 31, 2020, we had an accumulated deficit of $12,713,081 and we have earned no revenues since inception and were not engaged in an active business with the result that our accumulated deficit has increased since July 31, 2020. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2021. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-based expenses

In accordance with ASC 718 “Compensation - Stock Compensation” we account for stock-based compensation arrangements with employees, nonemployee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based payments, including stock options, on a straight-line basis over the requisite service period in the Company’s consolidated statements of operations. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2020, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and the absence of any accounting staff, our disclosure controls were not effective as of July 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2020, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 20120

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

Changes in Internal Control over Financial Reporting.

During the period ended July 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2020 and 2019, earned by or paid to our executive officers who served in that capacity during the year ended July 31, 2020.

			Bonus	Stock	Options/ Warrant	Non-Equity Plan	Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Jose Maria Eduardo Gonzalez Romero[1] CEO, CFO	2020	-	-	120,000	-	-	-	-	120,000
	2019	-	-	-	-	-	-	-
									-
Carlos Rizo[2] CEO, CFO	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-

Daniel Tsai[3] CEO, CFO	2020	-	-	-	-	-	-	-	-
	2019	3,000	-	-	-	-	-	3,000	3,000

_________

1 Jose Maria Eduardo Gonzalez Romero is serving on a monthly basis for no compensation

2 Dr. Rizo served as our chief executive officer and chief financial officer from April 11, 2019 until August 14, 2019.

3 Mr. Tsai was chief executive officer and chief financial officer from March 16, 2018 until April 11, 2019.

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

There are no outstanding equity awards at July 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 26, 2021 by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 26, 2021.

	Amount and
	Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	% of shares

Jose Maria Eduardo Gonzalez Romero[1]	2,834,767	4.99%
8520 Allison Point Blvd Ste. 223 #87928, Indianapolis, Indiana 46250

All officers and directors as a group (one individual)[1]	2,834,767	4.99%

5% Stockholders
Daniel Tsai	17,500,000	30.81%
7579 Northrup Drive, San Diego, CA 92126

Element 29 Ventures Ltd.[3]	4,680,000	8.24%
203-1634 Harvey Avenue, Kelowna, BC, Canada VIY 6G2

My Size Inc.	3,616,667	6.37%
3 Arava St, POB 1026, Airport City, 70100, IS

______________

[1]

Represents 2,834,767 shares issuable upon exercise of convertible notes held by Mr. Romero and 3,000,000 shares of common stock which are due to him pursuant to his employment agreement. The notes provide that they cannot be converted to the extent that, after giving effect to conversion, the holder of the notes and his affiliates would beneficially own 4.99% of our common stock. Accordingly, the number of shares beneficially owned by Mr. Romero is 4.99% of the outstanding shares computed after issuance of the shares.

[2]

The shares beneficially owned by Mr. Ulansky include the 4,680,000 shares owned by Element 29 Ventures and the 1,500,000 shares owned by Mr. Ulansky. Mr. Ulansky, as president of Element 29 Venture, has the sole right to vote and dispose of the shares owned by Element 29 Ventures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 19, 2018, we entered into a one-year consulting agreement with Iconic Private Equity Partners pursuant to which we issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to Iconic Private Equity Partners. On April 22, 2021 these shares were returned to the company and cancelled and the $70,588 to be paid to Iconic Private Equity Partners was also cancelled as part of this transaction.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Davidson & Company LLP for each of our last two fiscal years and for KCCW Accountancy Corp. for the years ended July 31, 2020 and 2019 for the categories of services indicated.

KCCW Accountancy Corp.

	Year Ended July 31,
	2020	2019
Audit fees	$12,500	$12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Date: June 3, 2021

iMine Corporation

By:	/s/ Jose Maria Eduardo Gonzalez Romero
Name: Jose Maria Eduardo Gonzalez Romero
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Maria Eduardo Gonzalez Romero	Chief executive officer, chief financial officer	June 3, 2021
Jose Maria Eduardo Gonzalez Romero	and director (principal executive and financial officer)

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iMINE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iMINE Corporation (the “Company”) as of July 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended July 31, 2020 and 2019, in conformity with the U.S. generally accepted accounting principles.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that iMINE Corporation will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2018.

Diamond Bar, California

June 1, 2021

iMINE CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,025	$1,850
Total Current Assets	1,025	1,850

TOTAL ASSETS	$1,025	$1,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$72,576	$59,582
Due to related parties	193,316	164,706
Convertible notes payable - related party	568,659	371,089
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	854,051	614,877

TOTAL LIABILITIES	854,051	614,877

Stockholders’ Deficit
Common stock: 300,000,000 authorized; $0.001 par value 79,792,286 shares issued and outstanding at July 31, 2020 and 2019	79,792	79,792
Additional paid in capital	11,660,263	11,660,263
Common stock to be issued	120,000	-
Accumulated deficit	(12,713,081)	(12,353,082)
Total Stockholders’ Deficit	(853,026)	(613,027)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,025	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

	Year Ended
	July 31,
	2020	2019

Revenue	$-	$-

Operating expenses
General and administrative	121,935	1,126
Professional fees	40,494	76,496
Total operating expenses	162,429	77,622

Net loss from operations	(162,429)	(77,622)

Other income and expense
Interest and accretion on convertible notes	(197,570)	(280,151)
Total other expense	(197,570)	(280,151)

Loss before income taxes	(359,999)	(357,773)
Provision for income taxes	-	-
Net loss from continuing operations	(359,999)	(357,773)

Loss from discontinued operations, net of tax	-	(659,870)

Net Loss	$(359,999)	$(1,017,643)

Basic and diluted loss per share of common stock
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.01)
Net loss	$(0.00)	$(0.01)
Basic weighted average number of common shares outstanding	79,792,286	79,692,971

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

				Common		Total
	Common Stock		Additional	stock		Stockholders’
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Equity (Deficit)

Balance - July 31, 2018	78,542,286	$78,542	$11,365,925	$-	$(11,335,439)	$109,028

Stock-based compensation	1,250,000	1,250	223,750	-	-	225,000
Forgiveness of amount due to shareholder	-	-	70,588	-	-	70,588
Net loss	-	-	-	-	(1,017,643)	(1,017,643)
Balance - July 31, 2019	79,792,286	79,792	11,660,263	-	(12,353,082)	(613,027)

Stock-based compensation	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	(359,999)	(359,999)
Balance - July 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,713,081)	$(853,026)

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,999)	$(1,017,643)
Net loss from discontinued operations	-	(659,870)
Net loss from continuing operations	(359,999)	(357,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	120,000	-
Accrued interest and accretion on convertible notes	197,570	255,151
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,350)
Accounts payable and accrued liabilities	12,994	65,871
Due to related parties	28,610	-
Net cash used in operating activities - continuing operations	(825)	(41,101)
Net cash used in operating activities - discontinued operations	-	(11,020)
Net cash used in operating activities	(825)	(52,121)

Net change in cash	(825)	(52,121)
Cash, beginning of period	1,850	53,971
Cash, end of period	$1,025	$1,850

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Contributed capital by principal shareholder and former CEO through debt forgiveness	$-	$70,588

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on April 1, 2014 and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly owned subsidiary, iMine Corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation, which is inactive.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

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

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

Financial instruments, including cash, prepaid inventory, accounts payable and accrued liabilities, and due to related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as of July 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	July 31,	Active Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$1,025	$1,025	$-	$-
Liabilities:
Convertible notes payable - related party	568,659	-	568,659	-

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	July 31,	Active Markets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$1,850	$1,850	$-	$-
Liabilities:
Convertible notes payable	371,089	-	371,089	-

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires the Company to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied. The Company has not realized any revenues from operations and is not currently engaged in any active business.

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

Beneficial Conversion Feature

The issuance of the convertible debt generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, resulting in a discount on the convertible debt (recorded as a component of additional paid-in capital). The discount is amortized to interest expense over the term of the convertible debt.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of July 31, 2020 and 2019, there were 28,000,000 and 25,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2020, the Company incurred a net loss of $359,999. As of July 31, 2020, the Company had an accumulated deficit of $12,713,081 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2021. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

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

NOTE 4 - DISCONTINUED OPERATION

The change of the business qualified as a discontinued operation of the Company (Note 1). In conjunction with the discontinued operations, the Company has excluded results of discontinued operations from its consolidated statements of operations to classify that business as discontinued operations in all periods presented. The assets and liabilities of the discontinued operations were presented separately under the captions “Assets from discontinued operation” and “Liabilities from discontinued operation,” respectively, in the accompanying consolidated balance sheets at July 31, 2020 and 2019.

The following table shows the results of operations which are included in the loss from discontinued operations:

	Year Ended
	July 31,
	2020	2019
Revenue	$-	$-
Cost of revenue
Inventory valuation reserve	-	(404,350)
Gross profit	-	(404,350)
General and administrative	-	(30,520)
Stock based compensation	-	(225,000)
Operating loss	-	(659,870)
Income tax provision	-	-
Loss from discontinued operations, net of tax	$-	$(659,870)

The following table summarizes the carrying amounts of the net assets from discontinued operations as of July 31, 2020 and 2019, respectively.

	July 31,	July 31,
	2020	2019
Assets from discontinued operations
None	$-	$-

Liabilities from discontinued operations
Advance from customer	$19,500	$19,500

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of July 31, 2020 and 2019, $164,706 was reflected as an amount due to related parties.

On March 19, 2018, the Company entered into a one-year consulting agreement with a consultant, who was, at the time, a 1.6% stockholder, pursuant to which the Company issued 7,500,000 shares of common stock, valued at $420,000, and agreed to pay $70,588 to the consultant to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. In 2019, the amount of $70,588 due to the stockholder was waived and a gain on the settlement of debt of $70,588 was recorded as additional paid-in capital for the year ended July 31, 2019. On April 22, 2021 these shares were returned to the company and cancelled and the $70,588 amount due to the stockholder remained cancelled as part of this transaction.

During the year ended July 31, 2020 and 2019, our shareholders paid operating expenses of $28,610 and $0 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at July 31, 2020 and 2019:

	July 31,	July 31,
	2020	2019
Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to shareholders	28,610	-
	$193,316	$164,706

On August 14, 2019, the Company entered into an employment agreement with our CEO and agreed to issue 3,000,000 shares for compensation. The term of agreement is 1 year. The Company recorded stock-based compensation of $120,000 during the year ended July 31, 2020.

NOTE 6 - CONVERTIBLE NOTES - RELATED PARTY

At July 31, 2020 and 2019, convertible note consisted of the following:

	July 31,	July 31,
	2020	2019
Convertible promissory notes issued	$500,000	$500,000
Less discount	-	(162,179)
Total convertible note	500,000	337,821
Accrued interest	68,659	33,268
Liability component	$568,659	$371,089

Pursuant to a note purchase agreement dated March 20, 2018 between the Company and a non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5% convertible notes. In August 2019, the lender became the Company’s sole officer and director. As a result of the investor becoming the Company’s sole officer and director, these notes were reclassified as convertible notes - related party.

The notes are convertible into common stock of the Company at $0.02 per share. The Company agreed to grant the lender a security interest in equipment which was purchased from the proceeds of the notes. The equipment was not delivered to the Company. The Company is in default of its obligation to grant the lender a security interest in the inventory and the Company did not obtain physical possession of the inventory. The lender was appointed as a director, chief executive officer, chief financial officer, president and secretary of the Company on August 14, 2019. The notes are currently in default.

Interest of 5% is payable annually until the settlement date. During the years ended July 31, 2020 and 2019, the Company recorded interest expense of $35,391 and $25,000, respectively. No interest has been paid during the years ended July 31, 2020 and 2019.

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

There were 79,792,286 shares of common stock issued and outstanding as of July 31, 2020 and 2019.

As of July 31, 2020 and 2019, the Company had no options and warrants outstanding.

Common Stock to be issued

During the year ended July 31, 2020, the Company recorded 3,000,000 shares to be issued to our CEO for compensation valued at $120,000 (see Note 5).

NOTE 8 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate of 21% in 2020 and 2019, to the Company’s effective tax rate is as follows:

	July 31,	July 31,
	2020	2019

Net loss for the year	$(359,999)	$(1,017,643)

Income tax benefit at statutory rate	$75,600	$213,705
Change in valuation allowance	(75,600)	(213,705)
Income tax expense per books	$-	$-

The reconciliation of the effective tax rate reflected in the provision for income taxes to the U.S. federal statutory rate as of July 31, 2020 and 2019:

	As of July 31,
	2020	2019
Statutory tax benefit	(21)%	(21)%
Increase in valuation allowance	21%	21%
Provision for income taxes	-%	-%

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2020 and 2019.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2020	2019

Non-operating loss carryforward	$664,163	$588,563
Valuation allowance	(664,163)	(588,563)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 1, 2021, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of July 31, 2020 have been incorporated into these consolidated financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Subsequent to July 31, 2020, 22,983,333 shares of common stock were returned to the Company and cancelled.

The Company has also filed a lawsuit against the former CEO, Daniel Tsai and is attempting to serve. The Company is claiming breach of his fiduciary duty and gross misconduct.

The Company is aggressively pursuing the manufacturer of the equipment to either deliver the equipment purchased or refund the purchase including interest and damages.

