Form 10-Q
period 2020-10-31
iMine Corp
filed 2021-06-25
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

+ (507) 6619-8233

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(b) of the Act: None

As of June 25, 2021, there were 56,808,953 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2020, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2020	2020
ASSETS
Current Assets
Cash	$935	$1,025
Total Current Assets	935	1,025

TOTAL ASSETS	$935	$1,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$71,426	$72,576
Due to related parties	198,316	193,316
Convertible notes payable - related party	583,782	568,659
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	873,024	854,051

TOTAL LIABILITIES	873,024	854,051

Stockholders' Deficit
Common stock: 300,000,000authorized; $0.001par value 79,792,286shares issued and outstanding	79,792	79,792
Additional paid in capital	11,660,263	11,660,263
Common stock to be issued	120,000	120,000
Accumulated deficit	(12,732,144)	(12,713,081)
Total Stockholders' Deficit	(872,089)	(853,026)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$935	$1,025

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2020	2019

Revenue	$-	$-

Operating expenses
General and administrative	90	225
Professional fees	3,850	3,988
Total operating expenses	3,940	4,213

Loss from operations	(3,940)	(4,213)

Other income and expense
Interest and accretion on convertible notes	(15,123)	(70,613)
Total other expense	(15,123)	(70,613)

Loss before income taxes	(19,063)	(74,826)
Provision for income taxes	-	-
Net loss	(19,063)	(74,826)

Net Loss	$(19,063)	$(74,826)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	79,792,286	79,792,286

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended October 31, 2020

	Common Stock		Additional	Common stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders' Deficit

Balance - July 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,713,081)	$(853,026)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance - October 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,732,144)	$(872,089)

For the Three Months Ended October 31, 2019

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2019	79,792,286	$79,792	$11,660,263	$(12,353,082)	$(613,027)

Net loss	-	-	-	(74,826)	(74,826)
Balance - October 31, 2019	79,792,286	$79,792	$11,660,263	$(12,427,908)	$(687,853)

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,063)	$(74,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion on convertible notes	15,123	70,613
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,150)	3,988
Due to related parties	5,000	-
Net cash used in operating activities	(90)	(225)

Net change in cash	(90)	(225)
Cash, beginning of period	1,025	1,850
Cash, end of period	$935	$1,625

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION.

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010, under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on April 1, 2014 and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly owned subsidiary, iMine Corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation, which is inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2020 have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2020 included within the Company’s Annual Report on Form 10-K.

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

Principals of Consolidation

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

Fair Value Measurements

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

The following table summarizes fair value measurements by level at October 31, 2020 and July 31, 2020, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	October 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$935	$935	$-	$-
Liabilities:
Convertible notes payable	$583,782	$-	$583,782	$-

		Quoted	Significant
		Prices in	Other	Significant
	July 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$1,025	$1,025	$-	$-
Liabilities:
Convertible notes payable - related party	568,659	-	568,659	-

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of October 31, 2020, and 2019, there were 28,000,000 and 25,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2020, the Company incurred a net loss of $19,063. As of October 31, 2020, the Company had an accumulated deficit of $12,732,144 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2021. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which matured at various dates in 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of October 31, 2020 and July 31, 2020, $164,706 was reflected as an amount due to related parties.

During the three months ended October 31, 2020 and 2019, our shareholders paid operating expenses of $5,000and $0 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at October 31, 2020 and July 31, 2020:

	October 31,	July 31,
	2020	2020
Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to shareholders	33,610	28,610
	$198,316	$193,316

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

At October 31, 2020 and July 31, 2020, convertible note consisted of the following:

	October 31,	July 31,
	2020	2020
Convertible promissory notes issued	$500,000	$500,000
Less discount	-	-
Total convertible note	500,000	500,000
Accrued interest	83,782	68,659
Liability component	$583,782	$568,659

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

Interest of 5% is payable annually until the settlement date. The notes default rate of 12% is payable from maturity date of the notes. During the three months ended October 31, 2020, and 2019, the Company recorded interest expense of $15,123 and $6,301 and amortization of debt discount of $0 and $64,312, respectively. No interest has been paid during the three months ended October 31, 2020.

NOTE 6 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

There were 79,792,286 shares of common stock issued and outstanding as of October 31, 2020 and July 31, 2020.

As of October 31, 2020 and July 31, 2020, the Company had no options and warrants outstanding.

Common Stock to be issued

As of October 31, 2020 and July 31, 2020, the Company recorded 3,000,000 shares to be issued to the CEO for compensation valued at $120,000.

NOTE 7 - DISCONTINUED OPERATION

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business. The change of the business qualified as a discontinued operation of the Company. In conjunction with the discontinued operations, the liabilities of the discontinued operations were presented separately under the captions “Liabilities from discontinued operation,” in the accompanying consolidated balance sheets at October 31, 2020 and July 31, 2020, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to October 31, 2020, 22,983,333 shares of common stock were returned to the Company and cancelled.

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

Results of Operations

Three Months Ended October 31, 2020 and 2019

For the three months ended October 31, 2020, we incurred operating expenses of $3,940, primarily professional fees, resulting in a loss from operations of $3,940. Other expenses consisted of interest and accretion on convertible notes of $15,123, resulting in a net loss of $19,063, or ($0.00) per share (basic and diluted). For the three months ended October 30, 2019, we incurred operating expenses of $4,213, primarily professional fees, resulting in a loss from operations of $4,213. Other expenses consisted of interest and accretion on convertible notes of $70,613, resulting in a net loss of $74,826 or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2020 to October 31, 2020:

	October 31,	July 31,
	2020	2020	Change	%
Current assets	$935	$1,025	$(90)	(9)%
Current liabilities	$873,024	$854,051	$18,973	2%
Working capital deficiency	$(872,089)	$(853,026)	$(19,063)	2%

The increase in working capital deficiency is primarily due to an increase in convertible note - related party due to an increase in accrued interest.

The following table summarizes our cash flow for the three months ended October 31, 2020 and 2019:

	Three Months Ended
	October 31,
	2020	2019	Change
Cash used in operating activities	$(90)	$(225)	$135
Cash on hand	$935	$1,625	$(690)

The cash flow used in operating activities for the three months ended October 31, 2020 reflects our net loss of $19,063, decreased by accrued interest on convertible notes of $15,123, and an increase in due to related parties of $5,000, and increased by a decrease in accounts payable and accrued liabilities of $1,150. The cash flow used in operating activities for the three months ended October 31, 2019 reflects the net loss of $74,286, decreased by accrued interest and accretion on convertible notes of $70,613 and an increase in accounts payable and accrued liabilities of $3,988.

For the three months ended October 31, 2020 and 2019, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2020, we incurred a net loss of $19,063. As of October 31, 2020, we had an accumulated deficit of $12,732,144, we had earned no revenues since inception and we were not engaged in an active business. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2021. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2020, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on August 14, 2019 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of October 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2020, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We have filed a lawsuit against the former CEO, Daniel Tsai and are attempting to serve. We are claiming breach of his fiduciary duty and gross misconduct.

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

IMINE CORPORATION

Dated: June 25, 2021	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

