Form 10-Q
period 2021-01-31
iMine Corp
filed 2021-07-09
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2021	2020
ASSETS
Current Assets
Cash	$845	$1,025
Prepaid expenses	5,000	-
Total Current Assets	5,845	1,025

TOTAL ASSETS	$5,845	$1,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$65,776	$72,576
Due to related parties	212,816	193,316
Convertible notes payable - related party	598,905	568,659
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	896,997	854,051

TOTAL LIABILITIES	896,997	854,051

Stockholders' Deficit
Common stock: 300,000,000 authorized; $0.001 par value 79,792,286 shares issued and outstanding at January 31, 2021 and July 31, 2020	79,792	79,792
Additional paid in capital	11,660,263	11,660,263
Common stock to be issued	120,000	120,000
Accumulated deficit	(12,751,207)	(12,713,081)
Total Stockholders' Deficit	(891,152)	(853,026)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,845	$1,025

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	90	425	180	650
Professional fees	3,850	3,950	7,700	7,938
Total operating expenses	3,940	4,375	7,880	8,588

Loss from operations	(3,940)	(4,375)	(7,880)	(8,588)

Other income and expense
Interest and accretion on convertible notes	(15,123)	(70,614)	(30,246)	(141,227)
Total other expense	(15,123)	(70,614)	(30,246)	(141,227)

Loss before income taxes	(19,063)	(74,989)	(38,126)	(149,815)
Provision for income taxes	-	-	-	-

Net Loss	$(19,063)	$(74,989)	$(38,126)	$(149,815)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	79,792,286	79,792,286	79,792,286	79,792,286

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Six Months Ended January 31, 2021

				Common
	Common Stock		Additional	stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders’ Deficit

Balance – July 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,713,081)	$(853,026)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance – October 31, 2020	79,792,286	79,792	11,660,263	120,000	(12,732,144)	(872,089)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance – January 31, 2021	79,792,286	$79,792	$11,660,263	$120,000	$(12,751,207)	$(891,152)

For the Three and Six Months ended January 31, 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - July 31, 2019	79,792,286	$79,792	$11,660,263	$(12,353,082)	$(613,027)

Net loss	-	-	-	(74,826)	(74,826)
Balance - October 31, 2019	79,792,286	79,792	11,660,263	(12,427,908)	(687,853)

Net loss	-	-	-	(74,989)	(74,989)
Balance - January 31, 2020	79,792,286	$79,792	$11,660,263	$(12,502,897)	$(762,842)

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,126)	$(149,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion on convertible notes	30,246	141,227
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable and accrued liabilities	(6,800)	(7,362)
Due to related parties	19,500	15,500
Net cash used in operating activities	(180)	(450)

Net change in cash	(180)	(450)
Cash, beginning of period	1,025	1,850
Cash, end of period	$845	$1,400

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The following table summarizes fair value measurements by level at January 31, 2021 and July 31, 2020, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	January 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$845	$845	$-	$-
Liabilities:
Convertible notes payable – related party	598,905	-	598,905	-

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	July 31,	Active Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$1,025	$1,025	$-	$-
Liabilities:
Convertible notes payable - related party	568,659	-	568,659	-

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of January 31, 2021, and 2020, there were approximately 28,000,000 and 25,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2021, the Company incurred a net loss of $38,126. As of January 31, 2021, the Company had an accumulated deficit of $12,751,207 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2021. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which matured at various dates in 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of January 31, 2021 and July 31, 2020, $164,706 was reflected as an amount due to related parties.

During the six months ended January 31, 2021 and 2020, our shareholder paid operating expenses of $19,500 and $15,500 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at January 31, 2021 and July 31, 2020:

	January 31,	July 31,
	2021	2020
Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to shareholders	48,110	28,610
	$212,816	$193,316

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

At January 31, 2021 and July 31, 2020, convertible note consisted of the following:

	January 31,	July 31,
	2021	2020
Convertible promissory notes issued	$500,000	$500,000
Less discount	-	-
Total convertible note	500,000	500,000
Accrued interest	98,905	68,659
Liability component	$598,905	$568,659

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

Interest of 5% is payable annually until the settlement date. The notes default rate of 12% is payable from maturity date of the notes. During the six months ended January 31, 2021, and 2020, the Company recorded interest expense of $30,246 and $12,602 and amortization of debt discount of $0 and $128,625, respectively. No interest has been paid during the six months ended January 31, 2021.

NOTE 6 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

There were 79,792,286 shares of common stock issued and outstanding as of January 31, 2021 and July 31, 2020.

As of January 31, 2021 and July 31, 2020, the Company had no options and warrants outstanding.

Common Stock to be issued

As of January 31, 2021 and July 31, 2020, the Company recorded 3,000,000 shares to be issued to the CEO for compensation valued at $120,000.

NOTE 7 - DISCONTINUED OPERATION

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business. The change of the business qualified as a discontinued operation of the Company. In conjunction with the discontinued operations, the liabilities of the discontinued operations were presented separately under the captions “Liabilities from discontinued operation,” in the accompanying consolidated balance sheets at January 31, 2021 and July 31, 2020, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to January 31, 2021, 22,983,333 shares of common stock were returned to the Company and cancelled.

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

Results of Operations

Three Months Ended January 31, 2021 and 2020

For the three months ended January 31, 2021, we incurred operating expenses of $3,940, primarily professional fees, resulting in a loss from operations of $3,940. Other expenses consisted of interest and accretion on convertible notes of $15,123, resulting in a net loss of $19,063, or ($0.00) per share (basic and diluted). For the three months ended January 31, 2020, we incurred operating expenses of $4,375, primarily professional fees, resulting in a loss from operations of $4,375. Other expenses consisted of interest and accretion on convertible notes of $70,614, resulting in a net loss of $74,989 or ($0.00) per share (basic and diluted).

Six Months Ended January 31, 2021 and 2020

For the six months ended January 31, 2021, we incurred operating expenses of $7,880, primarily professional fees, resulting in a loss from operations of $7,880. Other expenses consisted of interest and accretion on convertible notes of $30,246, resulting in a net loss of $38,126, or ($0.00) per share (basic and diluted). For the six months ended January 31, 2020, we incurred operating expenses of $8,588, primarily professional fees, resulting in a loss from operations of $8,588. Other expenses consisted of interest and accretion on convertible notes of $141,227, resulting in a net loss of $149,815 or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2020 to January 31, 2021:

	January 31,	July 31,
	2021	2020	Change	%
Current assets	$5,845	$1,025	$4,820	470%
Current liabilities	$896,997	$854,051	$42,946	5%
Working capital deficiency	$(891,152)	$(853,026)	$(38,126)	4%

The increase in working capital deficiency is primarily due to an increase in convertible note - related party due to an increase in accrued interest.

The following table summarizes our cash flow for the six months ended January 31, 2021 and 2020:

	Six Months Ended
	January 31,
	2021	2020	Change
Cash used in operating activities	$(180)	$(450)	$270
Cash on hand	$845	$1,400	$(555)

The cash flow used in operating activities for the six months ended January 31, 2021 reflects our net loss of $38,126, decreased by accrued interest on convertible notes of $30,246, and an increase in due to related parties of $19,500, and increased by a decrease in accounts payable and accrued liabilities of $6,800 and an increase in prepaid expense of $5,000. The cash flow used in operating activities for the six months ended January 31, 2020 reflects the net loss of $149,815, decreased by accrued interest and accretion on convertible notes of $141,227 and an increase in due to related parties of $15,500 and increased by a decrease in accounts payable and accrued liabilities of $7,362.

For the six months ended January 31, 2021 and 2020, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2021, we incurred a net loss of $38,126. As of January 31, 2021, we had an accumulated deficit of $12,751,207, we had earned no revenues since inception and we were not engaged in an active business. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2021. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2021, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on August 14, 2019 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of January 31, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended January 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: July 9, 2021	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

