Form 10-K
period 2021-07-31
iMine Corp
filed 2021-10-28
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $809,384

As of October 12, 2021, the registrant had 39,308,953 shares of common stock outstanding.

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

Organization

We are a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries Corp. On March 11, 2014 we changed our corporate name to Diamante Minerals, Inc. On March 20, 2018, we changed our corporate name to iMine Corporation.

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

At July 31, 2021, we has cash of $665 and a working capital deficiency of approximately $956,821, and, because we have no source of revenue, our working capital deficiency has increased since July 31, 2020. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our delinquent SEC quarterly reports. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

Because we do not have an authorized class of preferred stock and we have 300,000,000 authorized shares of common stock, it may be necessary for us to increase our authorized common stock and provide for a class of preferred stock in connection with any acquisition.

We do not have a class of authorized preferred stock and we have 300,000,000 authorized shares of common stock. As of October 12, 2021, we had outstanding 39,308,953 shares of common stock. Since we do not have cash to make an acquisition, we would require equity to be issued to the owners of any business we acquire. We cannot assure you that we will have sufficient common stock available for such issuance, and it may be a condition to any acquisition that we increase our authorized common stock and/or provide for a class of preferred stock.

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

Our financial statements include a going-concern paragraph. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2021, we incurred a net loss of $103,795. As of July 31, 2021, we had an accumulated deficit of $12,816,876 and we have earned no revenues since inception and were not engaged in an active business with the result that our accumulated deficit has increased since July 31, 2020. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition, we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. LEGAL PROCEEDINGS

We filed a lawsuit against the former CEO, Daniel Tsai and claiming breach of his fiduciary duty and gross misconduct.On September 30th 2021 we received a default judgement against Daniel Tsai and was awarded his contract to be rescinded and his 17,500,000 shares be cancelled and that Imine be relieved of the potential tax obligation for the issuance of Tsai’s shares.

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

Result of operations

Years Ended July 31, 2021 and 2020

We did not generate any revenues during the years ended July 31, 2021 and 2020.

For the year ended July 31, 2021, we incurred operating expenses of $43,795, primarily professional fees, resulting in a loss from operations of $43,795. Other expenses consisted of interest and accretion on convertible notes of $60,000, resulting in a net loss from continuing operations of $103,795, or ($0.00) per share (basic and diluted).

For the year ended July 31, 2020, we incurred operating expenses of $162,429, primarily stock-based compensation and professional fees, resulting in a loss from operations of $162,429. Other expenses consisted of interest and accretion on convertible notes of $197,570, resulting in a net loss from continuing operations of $359,999, or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our changes in working capital from July 31, 2020 to July 31, 2021:

	July 31,	July 31,
	2021	2020	Change	%
Current assets	$665	$1,025	$(360)	(35)%
Current liabilities	$957,486	$854,051	$103,435	12%
Working capital deficiency	$(956,821)	$(853,026)	$(103,795)	12%

The increase in working capital deficiency is primarily due to an increase in convertible note - related party due to interest expense.

The following tables summarize our cash flows the years ended July 31, 2021 and 2020.

	Years Ended
	July 31,
	2021	2020	Change
Cash used in operating activities	$(360)	$(825)	$465
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$-	$-	$-
Cash on hand	$665	$1,025	$(360)

The cash flow used in operating activities for year ended July 31, 2021 reflects the net loss of $103,795, increased by accrued interest of $60,000 and an increase in accounts payable and accrued liabilities of $2,399 and due to related parties of $41,036.

The cash flow used in operating activities for the year ended July 31, 2020 reflects our net loss of $359,999, increased by stock-based compensation of $120,000 and accrued interest and accretion on convertible notes of $197,570, and increases in accounts payable and accrued liabilities of $12,994 and due to related parties of $28,610.

For the years ended July 31, 2021 and 2020, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements include a going-concern paragraph. Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2021, we incurred a net loss of $103,795. As of July 31, 2021, we had an accumulated deficit of $12,816,876 and we have earned no revenues since inception and were not engaged in an active business with the result that our accumulated deficit has increased since July 31, 2021. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2021, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2021.

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

Changes in Internal Control over Financial Reporting.

During the period ended July 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2021 and 2020, earned by or paid to our executive officers who served in that capacity during the year ended July 31, 2021.

			Bonus	Stock	Options/ Warrant	Non-Equity Plan	Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Jose Maria Eduardo Gonzalez Romero[1]	2021	-	-	-	-	-	-	-	-
CEO, CFO	2020	-	-	120,000	-	-	-	-	120,000
									-
Carlos Rizo[2] CEO, CFO	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-

Daniel Tsai[3] CEO, CFO	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

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

On March 19, 2018, we entered into an employment agreement with Mr. Tsai with a term ending on March 31, 2019, pursuant to which we issued to Mr. Tsai 17,500,000 shares of common stock, valued at $980,000, and agreed to pay Mr. Tsai $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares were fully vested on issuance. On September 30th 2021 we received a default judgement against Daniel Tsai and was awarded his contract to be rescinded and his 17,500,000 shares be cancelled and that Imine be relieved of the potential tax obligation for the issuance of Tsai’s shares.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at July 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of October 25, 2021 by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of October 25, 2021.

	Amount and
	Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	% of shares

Jose Maria Eduardo Gonzalez Romero[1]	2,834,767	7.20%
8520 Allison Point Blvd Ste. 223 #87928, Indianapolis, Indiana 46250

All officers and directors as a group (one individual)[1]	2,834,767	7.20%

5% Stockholders

Element 29 Ventures Ltd.[3]	4,680,000	11.9%
203-1634 Harvey Avenue, Kelowna, BC, Canada VIY 6G2

My Size Inc.	3,616,667	9.20%
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, KCCW Accountancy Corp. for the years ended July 31, 2021 and 2020 for the categories of services indicated.

KCCW Accountancy Corp.

	Year Ended July 31,
	2021	2020
Audit fees	$12,500	$12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Date: October 28, 2021

iMine Corporation

By:	/s/ Jose Maria Eduardo Gonzalez Romero
Name: Jose Maria Eduardo Gonzalez Romero
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Maria Eduardo Gonzalez Romero	Chief executive officer, chief financial officer	October 28, 2021
Jose Maria Eduardo Gonzalez Romero	and director (principal executive and financial officer)

F-1

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iMINE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iMINE Corporation (the “Company”) as of July 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended July 31, 2021 and 2020, in conformity with the generally accepted accounting principles in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2018.

Diamond Bar, California

October 27, 2021

F-2

iMINE CORPORATION

Consolidated Balance Sheets

	July 31,	July 31,
	2021	2020
ASSETS
Current Assets
Cash	$665	$1,025
Total Current Assets	665	1,025

TOTAL ASSETS	$665	$1,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$74,975	$72,576
Due to related parties	234,352	193,316
Convertible notes payable - related party	628,659	568,659
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	957,486	854,051

TOTAL LIABILITIES	957,486	854,051

Stockholders’ Deficit
Common stock: 300,000,000 authorized; $0.001 par value 56,808,953 and 79,792,286 shares issued and outstanding as of July 31, 2021 and 2020, respectively	56,809	79,792
Additional paid in capital	11,683,246	11,660,263
Common stock to be issued	120,000	120,000
Accumulated deficit	(12,816,876)	(12,713,081)
Total Stockholders’ Deficit	(956,821)	(853,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$665	$1,025

The accompanying notes are an integral part of these consolidated financial statements.

F-3

iMINE CORPORATION

Consolidated Statements of Operations

	Year Ended
	July 31,
	2021	2020

Revenue	$-	$-

Operating expenses
General and administrative	360	121,935
Professional fees	43,435	40,494
Total operating expenses	43,795	162,429

Loss from operations	(43,795)	(162,429)

Other income and expense
Interest and accretion on convertible notes	(60,000)	(197,570)
Total other expense	(60,000)	(197,570)

Loss before income taxes	(103,795)	(359,999)
Provision for income taxes	-	-
Net Loss	$(103,795)	$(359,999)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	73,432,514	79,792,286

The accompanying notes are an integral part of these consolidated financial statements.

F-4

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional	Common stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders’ Deficit

Balance - July 31, 2019	79,792,286	$79,792	$11,660,263	$-	$(12,353,082)	$(613,027)

Stock-based compensation	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	(359,999)	(359,999)
Balance - July 31, 2020	79,792,286	79,792	11,660,263	120,000	(12,713,081)	(853,026)

Cancellation of common stock	(22,983,333)	(22,983)	22,983	-	-	-
Net loss	-	-	-	-	(103,795)	(103,795)
Balance - July 31, 2021	56,808,953	$56,809	$11,683,246	$120,000	$(12,816,876)	$(956,821)

The accompanying notes are an integral part of these consolidated financial statements.

F-5

iMINE CORPORATION.

Consolidated Statements of Cash Flows

	Year Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,795)	$(359,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	120,000
Accrued interest and accretion on convertible notes	60,000	197,570
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,399	12,994
Due to related parties	41,036	28,610
Net cash used in operating activities	(360)	(825)

Net change in cash	(360)	(825)
Cash, beginning of period	1,025	1,850
Cash, end of period	$665	$1,025

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Cancellation of common stock	$22,983	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-6

iMINE CORPORATION.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries Corp. The Company’s name was changed on March 11, 2014 from Oconn Industries Corp. to Diamante Minerals, Inc. and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly owned subsidiary, iMine Corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation, which has been administratively dissolved.

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business, which is reflected as a discontinued operation, and the value of the prepaid inventory, which was the only asset of the discontinued operation was fully reserved against. The Company is not engaged in any business activities and is looking to engage in another business, either through an acquisition of an existing business or by engaging a management team to develop a new business. The Company does not have any agreement to acquire any company or to bring on a management team to commence new business activities. The Company cannot give assurance that it will be successful in attracting either an acquisition candidate or a new management team. Any business the Company may acquire may be an operating business or a business with no history of earnings that is seeking to develop its business. Because of the Company’s financial condition and the market for and market price of its common stock, the Company does not believe that it would be an attractive candidate for a profitable business that is looking to go public through a reverse acquisition.

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

The following table presents information about the assets that are measured at fair value on a recurring basis as of July 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	July 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$665	$665	$-	$-
Liabilities:
Convertible notes payable - related party	628,659	-	628,659	-

			Significant
		Quoted	Other	Significant
		Prices in	Observable	Unobservable
	July 31,	Active Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$1,025	$1,025	$-	$-
Liabilities:
Convertible notes payable - related party	568,659	-	568,659	-

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of July 31, 2021 and 2020, there were 28,000,000 and 28,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2021, the Company incurred a net loss of $103,795. As of July 31, 2021, the Company had an accumulated deficit of $12,816,876 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2022. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which mature at various dates in 2020.

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

NOTE 4 - DISCONTINUED OPERATION

During 2018, the Company was engaged in the development of the business of selling computer equipment which can be used for the mining of cryptocurrency. As a result of the decline in the price of cryptocurrency, which made the purchase of its equipment uneconomical, the Company has discontinued that business. The change of the business qualified as a discontinued operation of the Company. In conjunction with the discontinued operations, the liabilities of the discontinued operations were presented separately under the captions “Liabilities from discontinued operation,” in the accompanying consolidated balance sheets at July 31, 2021 and 2020, respectively.

F-10

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares are fully vested. As of July 31, 2021 and 2020, $164,706 was reflected as an amount due to related parties.

During the years ended July 31, 2021 and 2020, our shareholders paid operating expenses of $41,036 and $28,610 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at July 31, 2021 and 2020:

	July 31,	July 31,
	2021	2020
Due to former chief executive officer pursuant to executive employment agreement	$164,706	$164,706
Due to shareholders	69,646	28,610
	$234,352	$193,316

On August 14, 2019, the Company entered into an employment agreement with our CEO and agreed to issue 3,000,000 shares for compensation. The term of agreement is 1 year. The Company recorded stock-based compensation of $120,000 during the year ended July 31, 2020 (see Note 7).

NOTE 6 - CONVERTIBLE NOTES - RELATED PARTY

At July 31, 2021 and 2020, convertible note consisted of the following:

	July 31,	July 31,
	2021	2020
Convertible promissory notes issued	$500,000	$500,000
Less discount	-	-
Total convertible note	500,000	500,000
Accrued interest	128,659	68,659
Liability component	$628,659	$568,659

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

Interest of 5% is payable annually until the settlement date. During the years ended July 31, 2021 and 2020, the Company recorded interest expense of $60,000 and $35,391 and amortization of debt discount of $0 and $162,179, respectively, respectively. No interest has been paid during the years ended July 31, 2021 and 2020.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the year ended July 31, 2021, 22,983,333 shares of common stock were returned to the Company and cancelled.

There were 56,808,953 and 79,792,286 shares of common stock issued and outstanding as of July 31, 2021 and 2020, respectively.

As of July 31, 2021 and 2020, the Company had no options and warrants outstanding.

Common Stock to be issued

As of July 31, 2021 and 2020, the Company recorded 3,000,000 shares to be issued to the CEO for compensation valued at $120,000.

NOTE 8 - INCOME TAXES

The reconciliation of income tax expense at the U.S. statutory rate, to the Company’s effective tax rate is as follows:

	July 31,	July 31,
	2021	2020

Loss for the year	$(103,795)	$(359,999)

Income tax (benefit) at statutory rate	$(21,797)	$(75,600)
Change in valuation allowance	21,797	75,600
Income tax expense per books	$-	$-

The reconciliation of the effective tax rate reflected in the provision for income taxes to the U.S. federal statutory rate as of July 31, 2021 and 2020:

	As of July 31,
	2021	2020
Statutory tax benefit	(21)%	(21)%
Increase in valuation allowance	21%	21%
Provision for income taxes	-%	-%

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2021 and 2020.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2021	2020

Net operating loss carryforward	$685,960	$664,163
Valuation allowance	(685,960)	(664,163)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 9 - COMMITTMENT

We filed a lawsuit against the former CEO, Daniel Tsai and claiming breach of his fiduciary duty and gross misconduct. On September 30th 2021 we received a default judgement against Daniel Tsai and was awarded his contract to be rescinded and his 17,500,000 shares be cancelled and that the Company be relieved of the potential tax obligation for the issuance of Tsai’s shares.

NOTE 10 - SUBSEQUENT EVENTS

On September 30, 2021, 17,500,000 shares issued to the former chief executive officer were cancelled and $164,706 to the former chief executive officer for potential tax consequences were also relieved per the default judgement (see Note 9).

Management has evaluated subsequent events through October 27, 2021, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of July 31, 2021 have been incorporated into these consolidated financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

F-13