Form 10-Q
period 2021-10-31
iMine Corp
filed 2021-12-13
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

iMine Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

488 NE 18th Street, Unit 2307

Miami FL 33132

(Address of principal executive offices)

786-553-4006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of December 8, 2021, there were 74,498,053 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

iMINE CORPORATION

Form 10-Q

October 31, 2021

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2021, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2021	2021
ASSETS
Current Assets
Cash	$575	$665
Total Current Assets	575	665

TOTAL ASSETS	$575	$665

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$71,654	$74,975
Due to related parties	95,011	234,352
Convertible notes payable - related party	643,782	628,659
Liabilities from discontinued operation	19,500	19,500
Total Current Liabilities	829,947	957,486

TOTAL LIABILITIES	829,947	957,486

Stockholders' Deficit
Common stock: 300,000,000 authorized; $0.001 par value 39,308,953 and 56,808,953 shares issued and outstanding, respectively	39,309	56,809
Additional paid in capital	11,865,452	11,683,246
Common stock to be issued	120,000	120,000
Accumulated deficit	(12,854,133)	(12,816,876)
Total Stockholders' Deficit	(829,372)	(956,821)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$575	$665

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31,
	2021	2020

Revenue	$-	$-

Operating expenses
General and administrative	10,930	90
Professional fees	11,204	3,850
Total operating expenses	22,134	3,940

Loss from operations	(22,134)	(3,940)

Other income and expense
Interest expense	(15,123)	(15,123)
Total other expense	(15,123)	(15,123)

Loss before income taxes	(37,257)	(19,063)
Provision for income taxes	-	-
Net Loss	$(37,257)	$(19,063)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	50,721,996	79,792,286

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months ended October 31, 2021

				Common
	Common Stock		Additional	stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders' Deficit

Balance - July 31, 2021	56,808,953	$56,809	$11,683,246	$120,000	$(12,816,876)	$(956,821)

Extinguishment of due to former related party	-	-	164,706	-	-	164,706
Cancellation of common stock	(17,500,000)	(17,500)	17,500	-	-	-
Net loss	-	-	-	-	(37,257)	(37,257)
Balance - October 31, 2021	39,308,953	$39,309	$11,865,452	$120,000	$(12,854,133)	$(829,372)

For the Three Months ended October 31, 2020

	Common Stock		Additional	Common stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders' Deficit

Balance - July 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,713,081)	$(853,026)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance - October 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,732,144)	$(872,089)

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,257)	$(19,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion on convertible notes	15,123	15,123
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,321)	(1,150)
Due to related parties	25,365	5,000
Net cash used in operating activities	(90)	(90)

Net change in cash	(90)	(90)
Cash, beginning of period	665	1,025
Cash, end of period	$575	$935

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Cancellation of common stock	$17,500	$-
Extinguishment of due to former related party	$164,706	$

The accompanying notes are an integral part of these consolidated financial statements.

iMINE CORPORATION

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is a Nevada corporation incorporated on October 26, 2010, under the name Oconn Industries. The Company’s name was changed to Oconn Industries Corp. on February 16, 2012, to Diamante Minerals, Inc. on March 11, 2014 and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly owned subsidiary, iMine Corporation, into the Company. The Company has one subsidiary, iMine Corporation, an Indiana corporation, which has been administratively dissolved.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2021 have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2021 included within the Company’s Annual Report on Form 10-K.

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

The following table summarizes fair value measurements by level at October 31, 2021 and July 31, 2021, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	October 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$575	$575	$-	$-
Liabilities:
Convertible notes payable - related party	643,782	-	643,782	-

	July 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$665	$665	$-	$-
Liabilities:
Convertible notes payable - related party	628,659	-	628,659

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of October 31, 2021, and 2020, there were approximately 35,189,100 and 28,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2021, the Company incurred a net loss of $37,257. As of October 31, 2021, the Company had an accumulated deficit of $12,854,133 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2022. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing. The Company does not presently have the funds to pay the convertible notes which matured at various dates in 2020.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares were issued. On September 30, 2021, the Company obtained the default judgment rule for cancellation of 17,500,000 shares of common stock and extinguishment of contractual obligation for the payment of $164,706 anticipated tax related to issuance of common stock to the former chief executive officer. As a result, the Company recorded the cancellation of 17,500,000 shares of common stock and extinguishment of due to related party of $164,706 as additional paid in capital during the three months ended October 31, 2021.

During the three months ended October 31, 2021 and 2020, our shareholder paid operating expenses of $25,365 and $5,000 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at October 31, 2021 and July 31, 2021:

	October 31,	July 31,
	2021	2021
Due to former chief executive officer pursuant to executive employment agreement	$-	$164,706
Due to shareholders	95,011	69,646
	$95,011	$234,352

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

At October 31, 2021 and July 31, 2021, convertible note consisted of the following:

	October 31,	July 31,
	2021	2021
Convertible promissory notes issued	$500,000	$500,000
Less discount	-	-
Total convertible note	500,000	500,000
Accrued interest	143,782	128,659
Liability component	$643,782	$628,659

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

Interest of 5% is payable annually until the settlement date. The notes default rate of 12% is payable from maturity date of the notes. During the three months ended October 31, 2021, and 2020, the Company recorded interest expense of $15,123 and $15,123, respectively. No interest has been paid during the three months ended October 31, 2021 and 2020.

NOTE 6 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the three months ended October 31, 2021, 17,500,000 shares of common stock related to former chief executive officer were cancelled (see Note 4).

There were 39,308,953 and 56,808,953 shares of common stock issued and outstanding as of October 31, 2021 and July 31, 2021, respectively.

As of October 31, 2021 and July 31, 2021, the Company had no options and warrants outstanding.

Common Stock to be issued

As of October 31, 2021 and July 31, 2021, the Company recorded 3,000,000 shares to be issued to the CEO for compensation valued at $120,000.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to October 31, 2021, the Company issued 3,000,000 shares of common stock to the CEO for his compensation (see Note 6). In addition, the Company issued 32,189,100 shares of common stock to the CEO for the settlement of convertible note – related party and accrued interest of $643,782 (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of April 30, 2018, all of the assets associated with the mining business were fully reserved against and have no value. On March 16, 2018, we had a change in management, with the resignation of our sole director and chief executive officer and our chief financial officer, and the appointment of a new director and chief executive officer, who became our sole executive officer. With the change of management, we changed our business to developing the business of designing and selling computer equipment which can be used for the mining of cryptocurrency. In April 2019, our sole director and officer resigned, and we discontinued the business of designing and selling computer equipment for the cryptocurrency business, from which we did not generate any revenue. On August 14, 2019, the then sole officer and director resigned, and Jose Maria Eduardo Gonzalez Romero was elected as our sole officer and director. At the time, Mr. Romero was our largest creditor, having invested $500,000 for the purchase of our 5% convertible notes, which mature on various dates in 2020. We are now in the process of looking for a new business, either through an acquisition or commencing new business activities. Although we have had discussions with potential acquisition candidates, as of the date of this report, we have not signed any agreement, letter of intent or memorandum of understanding with respect to any potential acquisition, and we cannot assure you that we will be able to make any acquisition. Because of our financial condition, the low price and lack of liquidity of our stock, and our stock being traded on the OTC Pink, it is not likely that we will be able to acquire any company other than a company without a history of earnings. In such event, we will need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable, if any, terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing stockholders.

During the period from March through June 2018, we raised $500,000 from the sale of our convertible notes in the principal amount of $500,000 to Mr. Romero, who, at the time, was not a related party. The proceeds of these notes were used to purchase inventory and for working capital purposes, including expenses relating to our status as a public company. Pursuant to the loan agreement, we were to give Mr. Romero a security interest in this equipment. The equipment was never delivered to us in the United States, and on October 29, 2021, we entered into a settlement agreement with Gygabyte whereby we paid $10,790 to Gigabyte and they must prepare the equipment for delivery to the US. The equipment is in component parts and there is no assurance if this can be assembled and mined or sold since this equipment was purchased over three years ago.

On November 1, 2021 we entered into a settlement with Mr. Romero whereby he converted the principal amount of his loan along with accrued interest into shares of the company at $.02 per share and received his compensation shares for his service as the CEO under his previous employment agreement. The total shares issued to Mr. Romero were 35,189,100.

Results of Operations

Three Months Ended October 31, 2021 and 2020

For the three months ended October 31, 2021, we incurred operating expenses of $22,134, primarily professional fees, resulting in a loss from operations of $22,134. Other expenses consisted of interest expense of $15,123, resulting in a net loss of $37,257, or ($0.00) per share (basic and diluted). For the three months ended October 31, 2020, we incurred operating expenses of $3,940, primarily professional fees, resulting in a loss from operations of $3,940. Other expenses consisted of interest expense of $15,123, resulting in a net loss of $19,063 or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2021 to October 31, 2021:

	October 31,	July 31,
	2021	2021	Change	%
Current assets	$575	$665	$(90)	(14)%
Current liabilities	$829,947	$957,486	$(127,539)	(13)%
Working capital deficiency	$(829,372)	$(956,821)	$127,449	(13)%

The decrease in working capital deficiency is primarily due to an extinguishment of due to related parties.

The following table summarizes our cash flow for the three months ended October 31, 2021 and 2020:

	Three Months Ended
	October 31,
	2021	2020	Change
Cash used in operating activities	$(90)	$(90)	$-
Cash on hand	$575	$935	$(360)

The cash flow used in operating activities for the three months ended October 31, 2021 reflects our net loss of $37,257, decreased by accrued interest on convertible notes of $15,123, and due to related parties of $25,365 and increase by accounts payable and accrued liabilities of $3,321. The cash flow used in operating activities for the three months ended October 31, 2020 reflects the net loss of $19,063, decreased by accrued interest of $15,123, and due to related parties of $5,000 and increased by accounts payable and accrued liabilities of $1,150.

For the three months ended October 31, 2021 and 2020, we did not have any cash flow from investing or financing activities or non-cash transactions.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2021, we incurred a net loss of $37,257. As of October 31, 2021, we had an accumulated deficit of $12,854,133, we had earned no revenues since inception and we were not engaged in an active business. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition, we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. We do not presently have the funds to pay the convertible notes which mature at various dates in 2020. Our ability to begin operations in its new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2021, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed such positions on August 14, 2019 and who is our only employee and who does not work for us on a full-time basis. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and sole director and our limited internal audit function, our disclosure controls were not effective as of October 31, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2021, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, who is our sole director and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended October 31, 2021, there were no material developments in our litigation with our former CEO, Daniel Tsai.

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

IMINE CORPORATION

Dated: December 13, 2021	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

