Form 10-Q
period 2022-01-31
iMine Corp
filed 2022-03-14
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

As of February 17, 2022, there were 74,498,053 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

iMINE CORPORATION

Form 10-Q

January 31, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2022	2021
ASSETS
Current Assets
Cash	$485	$665
Prepaid expenses	4,259	-
Total Current Assets	4,744	665

TOTAL ASSETS	$4,744	$665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,638	$74,975
Due to related parties	126,271	234,352
Convertible notes payable - related party	-	628,659
Liabilities from discontinued operation	-	19,500
Total Current Liabilities	132,909	957,486

TOTAL LIABILITIES	132,909	957,486

Stockholders’ Deficit
Common stock: 300,000,000 authorized; $0.001 par value
74,498,053 and 56,808,953 shares issued and outstanding, respectively	74,498	56,809
Additional paid in capital	12,594,045	11,683,246
Common stock to be issued	-	120,000
Accumulated deficit	(12,796,708)	(12,816,876)
Total Stockholders’ Deficit	(128,165)	(956,821)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,744	$665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	144	90	11,074	180
Professional fees	11,431	3,850	22,635	7,700
Total operating expenses	11,575	3,940	33,709	7,880

Loss from operations	(11,575)	(3,940)	(33,709)	(7,880)

Other income and expense
Other income	69,000	-	69,000	-
Interest expense	-	(15,123)	(15,123)	(30,246)
Total other income (expense)	69,000	(15,123)	53,877	(30,246)

Income (loss) before income taxes	57,425	(19,063)	20,168	(38,126)
Provision for income taxes	-	-	-	-
Net income (loss)	$57,425	$(19,063)	$20,168	$(38,126)

Basic and diluted income (loss) per share of common stock	$0.00	$(0.00)	$0.00	$(0.00)
Basic weighted average number of common shares outstanding	73,943,705	79,792,286	62,332,851	79,792,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes inStockholders’ Equity (Deficit)

(Unaudited)

For the Three and Six months ended January 31, 2022

	Common Stock		Additional	Common stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders’ Deficit

Balance - July 31, 2021	56,808,953	$56,809	$11,683,246	$120,000	$(12,816,876)	$(956,821)

Extinguishment due to former related party	-	-	164,706	-	-	164,706
Cancellation of common stock	(17,500,000)	(17,500)	17,500	-	-	-
Net loss	-	-	-	-	(37,257)	(37,257)
Balance - October 31, 2021	39,308,953	39,309	11,865,452	120,000	(12,854,133)	(829,372)

Common stock issued for conversion of debt	32,189,100	32,189	611,593	-	-	643,782
Common stock issued for compensation	3,000,000	3,000	117,000	(120,000)	-	-
Net income	-	-	-	-	57,425	57,425
Balance - January 31, 2022	74,498,053	$74,498	$12,594,045	$-	$(12,796,708)	$(128,165)

For the Three and Six months ended January 31, 2021

	Common Stock		Additional	Common stock		Total
	Number of Shares	Amount	Paid in Capital	to be issued	Accumulated Deficit	Stockholders’ Deficit

Balance – July 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,713,081)	$(853,026)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance – October 31, 2020	79,792,286	79,792	11,660,263	120,000	(12,732,144)	(872,089)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance – January 31, 2021	79,792,286	$79,792	$11,660,263	$120,000	$(12,751,207)	$(891,152)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,168		$(38,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion on convertible notes	15,123		30,246
Release of liabilities	(69,000)		-
Changes in operating assets and liabilities:
Prepaid expenses	(4,259)		(5,000)
Accounts payable and accrued liabilities	(18,837)		(6,800)
Due to related parties	56,625		19,500
Net cash used in operating activities	(180)		(180)

Net change in cash	(180)		(180)
Cash, beginning of period	665		1,025
Cash, end of period	$485		$845

Supplemental cash flow information
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Non-cash transactions:
Cancellation of common stock	$17,500		$-
Extinguishment of due to former related party	$164,706	$
Common stock issued for conversion of debt	$643,782		$-
Common stock issued for compensation	$120,000		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company”) is an inactive Nevada corporation incorporated on October 26, 2010. The Company has one subsidiary, iMine Corporation, an Indiana corporation, which was administratively dissolved on June 5, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31, 2021 have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended July 31, 2021 included within the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the SEC include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the consolidated financial statements and future operations of the Company.

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

The following table summarizes fair value measurements by level at January 31, 2022 and July 31, 2021, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	January 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$485	$485	$-	$-
Liabilities:
None
Total	$485	$485	$-	$-

	July 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level3)
Assets:
Cash	$665	$665	$-	$-
Liabilities:
Convertible notes payable - related party	628,659	-	628,659

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of January 31, 2022, and 2021, there were approximately 0 and 28,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2022, the Company incurred net cash used in operating activities of $180. As of January 31, 2022, the Company had an accumulated deficit of $12,796,708 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2022. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares were issued. On September 30, 2021, the Company obtained the default judgment cancelling the 17,500,000 shares of common stock and extinguishing the contractual obligation for the payment of $164,706 anticipated tax related to issuance of common stock to the former chief executive officer. As a result, the Company recorded the cancellation of 17,500,000 shares of common stock and extinguishment of due to related party of $164,706 as additional paid in capital during the six months ended January 31, 2022.

During the six months ended January 31, 2022 and 2021, our shareholders paid operating expenses of $56,625 and $19,500 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at January 31, 2022 and July 31, 2021:

	January 31,	July 31,
	2022	2021
Due to former chief executive officer pursuant to executive employment agreement	$-	$164,706
Due to shareholders	126,271	69,646
	$126,271	$234,352

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

At January 31, 2022 and July 31, 2021, the convertible note consisted of the following:

	January 31	July 31,
	2022	2021
Convertible promissory notes issued	$-	$500,000
Less discount	-	-
Total convertible note	-	500,000
Accrued interest	-	128,659
Liability component	$-	$628,659

 Pursuant to a note purchase agreement dated March 20, 2018, between the Company and a non-affiliated lender, the lender made loans to the Company in the total amount of $500,000, for which the Company issued two-year 5 % convertible notes. In August 2019, the lender became the Company’s sole officer and director. As a result of the investor becoming the Company’s sole officer and director, these notes were reclassified as convertible notes - related party. The notes were convertible into common stock of the Company at $0.02 per share.

Interest of 5% is payable annually until the settlement date. The notes default rate of 12% is payable from maturity date of the notes. During the six months ended January 31, 2022, and 2021, the Company recorded interest expense of $15,123 and $30,246, respectively. No interest has been paid during the six months ended January 31, 2022 and 2021.

During the six months ended January 31, 2022, the Company issued 32,189,100 shares of common stock to the CEO for the settlement of the convertible note, and interest, in the aggregate amount of $643,782.

NOTE 6 - OTHER  INCOME

Other income for the three and six months ended January 31, 2022 amounted to $69,000, primarily consists of release of liabilities from discontinued operations of $19,500 and from previously accrued expenses of $49,500.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the six months ended January 31, 2022, 17,500,000 shares of common stock previously issued to former chief executive officer were cancelled (see Note 4).

During the six months ended January 31, 2022, the Company issued 35,189,100 shares of common stock as follows.

•	3,000,000 shares issued to the CEO for compensation valued at $120,000.

•	32,189,100 shares issued for conversion of debt of $643,782 (see Note 5)

There were 74,498,053 and 56,808,953 shares of common stock issued and outstanding as of January 31, 2022 and July 31, 2021, respectively.

As of January 31, 2022 and July 31, 2021, the Company had no options and warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements are available to be issued. All subsequent events requiring recognition as of January 31, 2022 have been incorporated into these consolidated financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In April 2019 we discontinued our prior crypto currency mining business. We are now in the process of looking for a new business, either through an acquisition or commencing new business activities. Although we have had discussions with potential acquisition candidates, as of the date of this report, we have not signed any agreement, letter of intent or memorandum of understanding with respect to any potential acquisition, and we cannot assure you that we will be able to make any acquisition. Because of our limited financial condition, the low price and lack of liquidity of our stock, and our stock being quoted on OTC Pink, we believe it is unlikely that we will be able to acquire any company other than a company without a history of earnings. In such event, we would likely need to raise a significant amount of funds. We have no assurance that financing will be available to us on acceptable, if any, terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing would result in additional dilution to existing stockholders.

In 2018 we purchased certain equipment for $500,000 borrowed from Mr. Romero. The equipment was never delivered to us in the United States, and on October 29, 2021, we entered into a settlement agreement with Gygabyte whereby we paid $10,790 to Gigabyte. Four pallets of equipment have been shipped from Taiwan and are expected to arrive in the U.S. next quarter. The equipment is in component parts and there is no assurance if this can be assembled and mined or sold since this equipment was purchased over three years ago.

On November 1, 2021 we entered into a settlement with Mr. Romero whereby he converted the principal amount of his $500,000 loan along with accrued interest into shares of the company at $.02 per share and we issued additional shares to him for his service as the CEO under his previous employment agreement. The total number of shares issued to Mr. Romero for his note conversion and compensation was 35,189,100.

Results of Operations

Three Months Ended January 31, 2022 and 2021

For the three months ended January 31, 2022, we incurred operating loss of $11,575, primarily professional fees, resulting in an loss from operations of $11,575. Other income consisted of release of liability of $19,500 and reverse professional fees of $49,500, resulting in a net income of $57,425, or $0.00 per share (basic and diluted). For the three months ended January 31, 2021, we incurred operating expenses of $3,940, primarily professional fees, resulting in a loss from operations of $3,940. Other expenses consisted of interest expense of $15,123, resulting in a net loss of $19,063 or ($0.00) per share (basic and diluted).

Six Months Ended January 31, 2022 and 2021

For the six months ended January 31, 2022, we incurred operating loss of $33,709, primarily professional fees, resulting in an loss from operations of $33,709. Other income consisted of release of liability of $19,500 and reverse professional fees of $49,500, and interest expense of $15,123, resulting in a net income of $20,168, or $0.00 per share (basic and diluted). For the six months ended January 31, 2021, we incurred operating expenses of $7,880, primarily professional fees, resulting in a loss from operations of $7,880. Other expenses consisted of interest expense of $30,246, resulting in a net loss of $38,126 or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2021 to January 31, 2022:

	January 31,	July 31,
	2022	2021	Change	%
Current assets	$4,744	$665	$4,079	613%
Current liabilities	$132,909	$957,486	$(824,577)	(86%)
Working capital deficiency	$(128,165)	$(956,821)	$828,656	(87%)

The decrease in working capital deficiency is primarily due to an extinguishment of amounts payable to related parties and conversion of debt.

The following table summarizes our cash flow for the six months ended January 31, 2022 and 2021:

	Six Months Ended
	January 31,
	2022	2021	Change
Cash used in operating activities	$(180)	$(180)	$-
Cash on hand	$485	$845	$(360)

The cash flow used in operating activities for the six months ended January 31, 2022, reflects our net income of $20,168. This amount was decreased by release of liabilities of $69,000, increased by accrued interest on convertible notes of $15,123 and amounts due to related parties of $56,625. It was decreased by prepaid expenses of $4,259 and accounts payable and accrued liabilities of $18,837. The cash flow used in operating activities for the six months ended January 31, 2021 reflects our net loss of $38,126. This amount was decreased by accrued interest on convertible notes of $30,246 and by amounts due to related parties of $19,500. It was increased by accounts payable and accrued liabilities of $6,800 and prepaid expenses of $5,000.

For the six months ended January 31, 2022 and 2021, we did not have any cash flow from investing or financing activities.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2022, we incurred net cash used in operating activities of $180. As of January 31, 2022, we had an accumulated deficit of $12,796,708, we had earned no revenues since inception and we were not engaged in an active business. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition, we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. Our ability to begin operations in a new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2022, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole principal being our chief executive and financial officer and sole director, and our limited internal audit function, our disclosure controls were not effective as of January 31, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2021, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only principal who serves as both chief executive officer and chief financial officer, who is our sole director, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended January 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 8, 2021, we filed a lawsuit against the former CEO, Daniel Tsai, claiming breach of his fiduciary duty and gross misconduct. On September 30, 2021 we received a default judgement against Mr. Tsai by which his employment contract with the Company was rescinded, his 17,500,000 shares were cancelled, and we were relieved of payment to Mr. Tsai for his potential tax obligation in connection with the issuance of the shares to him. Further, the Court ruled that 1,200,000 shares issued by the Company to a friend of Mr. Tsai’s were issued without consideration, and the Company cancelled the shares.

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

IMINE CORPORATION

Dated: March 14, 2022	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

