Form 10-Q
period 2022-04-30
iMine Corp
filed 2022-06-01
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

iMine Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 NE 14TH STREET, UNIT 1803

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

As of May 28, 2022, there were 74,498,053 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

iMINE CORPORATION

Form 10-Q

April 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMINE CORPORATION

Consolidated Balance Sheets

 (Unaudited)

	April 30,	July 31,
	2022	2021
ASSETS
Current Assets
Cash	$395	$665
Prepaid expenses	52	-
Total Current Assets	447	665

TOTAL ASSETS	$447	$665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,305	$74,975
Due to related parties	150,366	234,352
Convertible notes payable - related party	-	628,659
Liabilities from discontinued operation	-	19,500
Total Current Liabilities	159,671	957,486

TOTAL LIABILITIES	159,671	957,486

Stockholders’ Deficit

Common stock: 300,000,000 authorized; $0.001 par value 74,498,053 and 56,808,953 shares issued and outstanding, respectively	74,498	56,809
Additional paid in capital	12,594,045	11,683,246
Common stock to be issued	-	120,000
Accumulated deficit	(12,827,767)	(12,816,876)
Total Stockholders’ Deficit	(159,224)	(956,821)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$447	$665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	89	90	11,163	270
Professional fees	30,970	15,390	53,605	23,090
Total operating expenses	31,059	15,480	64,768	23,360

Loss from operations	(31,059)	(15,480)	(64,768)	(23,360)

Other income and expense
Other income	-	-	69,000	-
Interest expense	-	(14,630)	(15,123)	(44,876)
Total other income (expense)	-	(14,630)	53,877	(44,876)

Loss before income taxes	(31,059)	(30,110)	(10,891)	(68,236)
Provision for income taxes	-	-	-	-
Net Loss	$(31,059)	$(30,110)	$(10,891)	$(68,236)

Basic and diluted loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of common shares outstanding	74,498,053	77,468,129	66,298,796	79,034,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine months ended April 30, 2022

			Additional	Common		Total
	Common Stock		Paid in	stock	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	to be issued	Deficit	Deficit

Balance - July 31, 2021	56,808,953	$56,809	$11,683,246	$120,000	$(12,816,876)	$(956,821)

Extinguishment due to former related party	-	-	164,706	-	-	164,706
Cancellation of common stock	(17,500,000)	(17,500)	17,500	-	-	-
Net loss	-	-	-	-	(37,257)	(37,257)
Balance - October 31, 2021	39,308,953	39,309	11,865,452	120,000	(12,854,133)	(829,372)

Common stock issued for conversion of debt	32,189,100	32,189	611,593	-	-	643,782
Common stock issued for compensation	3,000,000	3,000	117,000	(120,000)	-	-
Net income	-	-	-	-	57,425	57,425
Balance - January 31, 2022	74,498,053	74,498	12,594,045	-	(12,796,708)	(128,165)

Net loss	-	-	-	-	(31,059)	(31,059)
Balance - April 30, 2022	74,498,053	$74,498	$12,594,045	$-	$(12,827,767)	$(159,224)

For the Three and Nine months ended April 30, 2021

			Additional	Common		Total
	Common Stock		Paid in	stock	Accumulated	Stockholders'
	Shares	Amount	Capital	to be issued	Deficit	Deficit

Balance - July 31, 2020	79,792,286	$79,792	$11,660,263	$120,000	$(12,713,081)	$(853,026)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance - October 31, 2020	79,792,286	79,792	11,660,263	120,000	(12,732,144)	(872,089)

Net loss	-	-	-	-	(19,063)	(19,063)
Balance - January 31, 2021	79,792,286	79,792	11,660,263	120,000	(12,751,207)	(891,152)

Cancellation of common stock	(22,983,333)	(22,983)	22,983	-	-	-
Net loss	-	-	-	-	(30,110)	(30,110)
Balance - April 30, 2021	56,808,953	$56,809	$11,683,246	$120,000	$(12,781,317)	$(921,262)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMINE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,891)	$(68,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of liability	(69,000)	-
Accrued interest and accretion on convertible notes	15,123	44,876
Changes in operating assets and liabilities:
Prepaid expenses	(52)	-
Accounts payable and accrued liabilities	(16,170)	3,590
Due to related parties	80,720	19,500
Net cash used in operating activities	(270)	(270)

Net change in cash	(270)	(270)
Cash, beginning of period	665	1,025
Cash, end of period	$395	$755

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Cancellation of common stock	$17,500	$22,983
Extinguishment due to former related party	$164,706	$-
Common stock issued for conversion of debt	$643,782	$-
Common stock issued for compensation	$120,000	$-

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on previously reported consolidated net income (loss) or accumulated deficit.

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

The following table summarizes fair value measurements by level at April 30, 2022 and July 31, 2021, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
	April 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$395	$395	$-	$-
Liabilities:
None

	July 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$665	$665	$-	$-
Liabilities:
Convertible notes payable - related party	628,659	-	628,659	-

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and shares to be issued for services performed. As of April 30, 2022, and 2021, there were approximately 0 and 28,000,000 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2022, the Company incurred net cash used in operating activities of $270. As of April 30, 2022, the Company had an accumulated deficit of $12,827,767 and has earned no revenues since inception and was not engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2022. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 19, 2018, the Company entered into a one-year employment agreement with the former chief executive officer, who was also the sole director, pursuant to which the Company issued to him 17,500,000 shares of common stock, valued at $980,000, and agreed to pay him $164,706 to cover the federal income tax on the value of the stock and the tax payment. The shares were issued. On September 30, 2021, the Company obtained the default judgment cancelling the 17,500,000 shares of common stock and extinguishing the contractual obligation for the payment of $164,706 anticipated tax related to issuance of common stock to the former chief executive officer. As a result, the Company recorded the cancellation of 17,500,000 shares of common stock and extinguishment of due to related party of $164,706 as additional paid in capital during the nine months ended April 30, 2022.

During the nine months ended April 30, 2022 and 2021, our shareholders paid operating expenses of $80,720 and $19,500 on behalf of the Company, respectively.

The following table sets forth the amounts due to related parties at April 30, 2022 and July 31, 2021:

	April 30,	July 31,
	2022	2021
Due to former chief executive officer pursuant to executive employment agreement	$-	$164,706
Due to shareholders	150,366	69,646
	$150,366	$234,352

NOTE 5 - CONVERTIBLE NOTES - RELATED PARTY

At April 30, 2022 and July 31, 2021, the convertible note consisted of the following:

	January 31	July 31,
	2022	2021
Convertible promissory notes issued	$-	$500,000
Less discount	-	-
Total convertible note	-	500,000
Accrued interest	-	128,659
Liability component	$-	$628,659

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

Interest of 5% is payable annually until the settlement date. The notes default rate of 12% is payable from maturity date of the notes. During the nine months ended April 30, 2022, and 2021, the Company recorded interest expense of $15,123 and $44,876, respectively. No interest has been paid during the nine months ended April 30, 2022 and 2021.

During the nine months ended April 30, 2022, the Company issued 32,189,100 shares of common stock to the CEO for the settlement of the convertible note, and interest, in the aggregate amount of $643,782.

NOTE 6 - OTHER INCOME

Other income for the nine months ended April 30, 2022 amounted to $69,000, primarily consists of release of liabilities from discontinued operations of $19,500 and from previously accrued expenses of $49,500.

NOTE 7 - COMMON STOCK

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended April 30, 2022, 17,500,000 shares of common stock previously issued to former chief executive officer were cancelled (see Note 4).

During the nine months ended April 30, 2022, the Company issued 35,189,100 shares of common stock as follows.

•	3,000,000 shares issued to the CEO for compensation valued at $120,000.

•	32,189,100 shares issued for conversion of debt of $643,782 (see Note 5)

There were 74,498,053 and 56,808,953 shares of common stock issued and outstanding as of April 30, 2022 and July 31, 2021, respectively.

As of April 30, 2022 and July 31, 2021, the Company had no options and warrants outstanding.

On March 24, 2022, stockholders holding a majority of the Company’s outstanding voting capital stock approved the following corporate actions: (i) to reverse stock split the outstanding shares of common stock of the Company at a ratio of one-for-125, whereby every 125 pre-reverse stock split shares of the Company’s common stock shall automatically convert into one post-reverse stock split share of common stock, without changing the $0.001 par value or the authorized number of the Company’s common stock, and (ii) to adopt Amended and Restated Articles of Incorporation to amend the Company’s Articles of Incorporation. To date, the filing of the reverse stock split with FINRA has not been approved.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements are available to be issued. All subsequent events requiring recognition as of April 30, 2022 have been incorporated into these consolidated financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three Months Ended April 30, 2022 and 2021

For the three months ended April 30, 2022, we incurred operating loss of $31,059, primarily professional fees, resulting in a net loss of $31,059 or ($0.00) per share (basic and diluted). For the three months ended April 30, 2021, we incurred operating expenses of $15,480, primarily professional fees, resulting in a loss from operations of $15,480. Other expenses consisted of interest expense of $14,630, resulting in a net loss of $30,110 or ($0.00) per share (basic and diluted).

Nine months Ended April 30, 2022 and 2021

For the nine months ended April 30, 2022, we incurred operating loss of $64,768, primarily professional fees, resulting in a loss from operations of $64,768. Other income consisted of release of liability of $19,500 and reverse professional fees of $49,500, and interest expense of $15,123, resulting in a net loss of $10,891, or ($0.00) per share (basic and diluted). For the nine months ended April 30, 2021, we incurred operating expenses of $23,360, primarily professional fees, resulting in a loss from operations of $23,360. Other expenses consisted of interest expense of $44,876, resulting in a net loss of $68,236 or ($0.00) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2021 to April 30, 2022:

	April 30,	July 31,
	2022	2021	Change	%
Current assets	$447	$665	$(218)	(33%)
Current liabilities	$159,671	$957,486	$(797,815)	(83%)
Working capital deficiency	$(159,224)	$(956,821)	$797,597	(83%)

The decrease in working capital deficiency is primarily due to an extinguishment of amounts payable to related parties and conversion of debt.

The following table summarizes our cash flow for the nine months ended April 30, 2022 and 2021:

	Nine Months Ended
	April 30,
	2022	2021	Change
Cash used in operating activities	$(270)	$(270)	$-
Cash on hand	$395	$755	$(360)

The cash flow used in operating activities for the nine months ended April 30, 2022, reflects our net loss of $10,891. This amount was decreased by release of liabilities of $69,000, increased by accrued interest on convertible notes of $15,123 and amounts due to related parties of $80,720. It was decreased by prepaid expenses of $52 and accounts payable and accrued liabilities of $16,170. The cash flow used in operating activities for the nine months ended April 30, 2021 reflects our net loss of $68,236. This amount was decreased by accrued interest on convertible notes of $44,876 and by amounts due to related parties of $19,500 and accounts payable and accrued liabilities of $3,590.

For the nine months ended April 30, 2022 and 2021, we did not have any cash flow from investing or financing activities.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2022, we incurred net cash used in operating activities of $270. As of April 30, 2022, we had an accumulated deficit of $12,827,767, we had earned no revenues since inception and we were not engaged in an active business. We intend to seek to either acquire a business or enter into a new business. However, until we engage in an active business or make an acquisition, we are likely to not be able to raise any significant debt or equity financing or any funds that we may raise are likely to be on very unfavorable terms. Our ability to begin operations in a new business model is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. We cannot give any assurance as to our ability to develop or acquire a business or to operate profitably. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2022, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole principal being our chief executive and financial officer and sole director, and our limited internal audit function, our disclosure controls were not effective as of April 30, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

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

During the period ended April 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 8, 2021, we filed a lawsuit against the former CEO, Daniel Tsai, claiming breach of his fiduciary duty and gross misconduct. On September 30, 2021, we received a default judgement against Mr. Tsai by which his employment contract with the Company was rescinded, his 17,500,000 shares were cancelled, and we were relieved of payment to Mr. Tsai for his potential tax obligation in connection with the issuance of the shares to him. Further, the Court ruled that 1,200,000 shares issued by the Company to a friend of Mr. Tsai’s were issued without consideration, and the Company cancelled the shares.

Item 6. Exhibits.

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer and Principal Financial Officer.
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101	Inline XBRL DOCUMENT Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMINE CORPORATION

Dated: May 31, 2022	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

