Form 10-K
period 2022-07-31
iMine Corp
filed 2022-11-01
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-55233

iMine Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

488 NE 18th Street #511, Miami, FL 33132 (Address of principal executive offices)

Registrant’s telephone number, including area code:+ (786) 553-4006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $809,384.

As of October 28, 2022, the registrant had 595,986 shares of common stock outstanding.

Documents incorporated by reference.

None

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to iMine Corporation and its wholly-owned subsidiary, RAC Real Estate Acquisition Corp., a Wyoming corporation, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

·	Our ability to obtain the necessary financing for us to develop the business we are seeking to develop;

·

Our stock being traded on the OTC Pink market maintained by OTC Markets, which, according to the OTC Markets website is “designed for companies with financial reporting problems, economic distress, or in bankruptcy”;

·	The lack of liquidity and trading in our common stock;

·	The low price of our common stock;

·	Our failure to have effective internal controls over financial accounting and disclosure controls and the cost of developing and installing effective internal controls;

·	Changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our current business model;

·	Our ability to obtain and maintain any permits necessary for any business we may seek to enter;

·	Our ability to identify, hire and retain qualified executive, administrative, research and development, and other personnel;

·	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

·	The development of a significant market for our common stock;

·	Actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

·	Significant dilution which is likely to result from any acquisition we may make or from any new management team we may engage or in connection with any financing;

·	The effect of tariffs on our current business model;

·	Risks generally associated with the business we are seeking to develop;

·	Current and future economic and political conditions;

·	The impact of changes in accounting rules on our financial statements;

·	Other assumptions described in this annual report; and

·	Other matters that are not within our control.

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

PART I

Item 1. Business

Business

Overview

In July of 2022 we acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation (RAC). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which we will buy and develop real estate for sale or rent of low-income housing. We plan to invest in three sectors of this market by (i) buying, refurbishing and selling traditional foreclosures, (ii) buying, developing and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location, and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools. We are currently working with a third-party vendor to facilitate this plan.

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022 with, Fix Pads Holdings, LLC a South Carolina limited liability company. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on July 22, 2022 of pro-rated interest for the period from July 22, 2022 through July 30, 2022 in the amount of $2,212.47; (2) a pre-payment of interest on August 1, 2022 for the period from August 1, 2022 through September 30, 2022 in the amount of $13,496.07; and then (3) monthly payments of interest only beginning on October 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by July 1, 2023. The note is secured by mortgages or deeds of trust on 7 properties. Consideration for the note was paid in part by the Company in the amount of $328,625.72 and in part by an investor, Frank Campanaro, in the amount of $328,625.73 (together both amounts equal $657,251.45 which represent the total note amount of $672,960 minus the two prepayments described above). On July 26, 2022, The Company entered into a partial assignment of the promissory note dated July 25, 2022, with Mr. Campanaro whereby the Company assigned to Mr. Campanaro the right to payment of principal in the amount of $336,480 and the right to half of the amount of any interest payments made on the principal amount of the note.

On August 18, 2022, the Company received a promissory note, in the principal amount of $358,620 from, and entered into a loan agreement, with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on August 19, 2022 of pro-rated interest for the period from August 19, 2022 through August 31, 2022 in the amount of $1,414.82; (2) a pre-payment of interest on August 19, 2022 for the period from September 1, 2022 through October 31, 2022 in the amount of $7,192.06; and then (3) monthly payments of interest only beginning on November 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by August 1, 2023. The note is secured by mortgages or deeds of trust on 4 properties. Consideration for the note was paid in part by the Company in the amount of $175,006.56 and in part by Mr. Campanaro, in the amount of $175,006.56 (together both amounts equal $350,013.12 which represent the total note amount of $358,620 minus the two prepayments described above). On August 18, 2022, the Company entered into a partial assignment of the promissory note with Mr. Campanaro whereby the Company assigned to Mr. Campanaro the right to payment of principal in the amount of $179,310 and the right to half of the amount of any interest payments made on the principal amount of the note.

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fixed Pads Holdings. As a result of the agreement, RAC and fix pads formed a limited liability company called RAC FIXPADS II, LLC, incorporated in the state of Delaware. The purpose of which is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property, as well as carry on any lawful business, purpose or activity.  The LLC has two members RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to 1 vote per member. The LLC is managed by a manager, Fix Pads.

The Agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for 60 residential properties it has title, or will have title, to the LLC, as set forth in the Agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the Agreement.

Under the Agreement profits and losses are allocated by the LLC to the members based on initial cash contributions of the members, the value of the properties contributed by Fix Pads and the additional cash contributions by RAC. Distributions to the members under the Agreement will be made as follows: (i) from the sale of each property by the LLC, the LLC shall distribute $13,000 of the net sale proceeds to RAC and distribute and additional amount to RAC equal to the average RAC additional cash capital contribution per property, the balance net proceeds will be distributed to Fix Pads; (ii) for any property that is leased by the LLC, RAC will have the option to buy such property from the LLC and for any such property that is not bought by RAC, any net rental income will be retained by the LLC and distributed to the members based on (a) further written agreement of the members or (b) if the members are unable to agree then on such terms as provided in the Agreement.

Since the acquisition of RAC, the Company, through our third-party vendor, has financed 11 foreclosed homes to be refurbished and sold as a test of the viability of this business model. These homes are located, for the most part, in the southern part of the United States in Arkansas, Mississippi, Florida and Virginia. Two of the homes are located, one in Iowa and one in Indiana. The third-party vendor currently has the capability to completely refurbish 20 to 30 homes per month and have aligned themselves with a new state of the art panel designed home manufacturing company based in Europe. These panel designed homes will significantly reduce construction costs, labor costs and time of construction for each project.

Our plan over the next 12 months is to finance over 70 foreclosed homes to be refurbished and sold. We plan to contract with Land Bank lots in excess of 100 lots to be developed into homes for rent for low-income housing. The Land Bank homes are to be constructed with the new state of the art panel designed homes manufactured in Europe. We are currently looking to invest in a land bank near St. George, Utah.

We were a former shell company. Since our acquisition of RAC and commencing operations, however, we are no longer a shell company.

On June 15, 2022, the Company’s common stock was reverse split at a 1:125 ratio. As a result, our outstanding shares of common stock went from 74,498,250 common stock outstanding to 595,986 common stock outstanding.  References in this annual report to shares of common stock outstanding reflect this reverse stock split, unless otherwise stated.

Organization

We are a Nevada corporation incorporated on October 26, 2010, under the name Oconn Industries Corp. On March 11, 2014, we changed our corporate name to Diamante Minerals, Inc. On March 20, 2018, we changed our corporate name to iMine Corporation.

Our address is 488 NE 18th Street, #511, Miami FL 33132, telephone (786) 553-4006. We do not have a corporate website.

Sales and Marketing

We intend to market our properties to those seeking homes, including to low-income individuals and families. We may engage third party real estate brokers and agents provide these services.

Competition

We believe there are only limited barriers to entry in our business. Current and future competitors may have more resources than we have. Our projects face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital. In transaction services, we face competition with real estate firms in the acquisition and disposition of properties, and we also compete with other sponsors of real estate for investors to provide the capital to allow us to make these investments. We also compete against real estate companies who may be chosen by a broker-dealer as an investment platform instead of us. In management services, we compete with other properties for viable investors for properties.

Real estate development is a highly competitive business. We compete with numerous developers, builders and others for the acquisition of property. As we attempt to expand our operations, we will certainly be competing with other business ranging from large multinational corporations to small startup business such as ourselves. Many of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do.

There can be no assurance that we will be able to compete effectively with the other companies in our industry.

Government Regulations

Real Property Development

The real estate development industry is subject to environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, we must obtain the approval of various government agencies regarding matters such as permitted land uses, housing density, installation of utility services and the dedication of acreage for open space, parks, schools and other community purposes. Federal, state and local regulations affect real property development by specifying, among other things, the type and quality of building material that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations and overall relationships with potential renters and buyers. Changes in prevailing local circumstances or applicable laws may require additional permit and approvals or modifications of approvals previously obtained. Permits and approves will vary depending on the type and location of the land being developed.

Timing of the beginning and completion of developmental projects can depend upon receipt of necessary authorizations, permits and approvals. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Our ability to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We also may be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Such delays could adversely affect our ability to complete our projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.

Management Services

The Company, any salespersons we may have and, in some instances, property managers we may employee may be regulated by the states in which we do business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. Our activities may also be subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development.

Environmental Compliance

Federal, state and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities with respect to some properties. If transactions in which we are involved are delayed or abandoned as a result of these restrictions, our business could be adversely affected. In addition, a failure by us to disclose environmental concerns to potential investors or third-party buyers of the developed property may subject our company to liability and may adversely impact our business or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediating hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a potential property manager, we could be held liable as an operator for any such contamination; even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. Similarly, we are generally obliged, under the debt financing arrangements on the properties owned by us, to provide an indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not always be available, or sufficient to cover our losses.

Employees

We have two employees, our chief executive officer and chief financial officer, Jose Maria Eduardo Gonzalez Romero, who provides his services to us on a part-time basis and Yolanda Goodell Vice President that also provides her services on a part time bases

ITEM 1A. RISK FACTORS

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

Because of our lack of cash and our working capital deficiency, we will not have resources to expand our business of acquiring, developing and selling/renting real estate, and we will need to raise funds for such activities.

At July 31, 2022, we have cash of $718 and a working capital of approximately $308,563, and, because our only current source of revenue is interest income from two promissory notes the Company acquired in connection with our business plan. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our delinquent SEC quarterly reports. If we are unable to implement our business plan because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

Subsequent to our completion of an acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We did not have the financial resources to conduct extensive due diligence in our acquisition of RAC, material issues may be present inside RAC that we did not uncover or factors outside of RAC’s business and outside of our control may arise. As a result of these factors, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses or losses significantly in excess of those we may anticipate based on the financial statement of RAC. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject under pre-existing of RAC or by virtue of our obtaining post-acquisition debt financing.

Our auditors’ report includes a going concern paragraph.

Our financial statements include a going-concern paragraph. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2022, the Company incurred a net loss of $23,238. As of July 31, 2022, the Company had an accumulated deficit of $23,238 and has nominal revenues since inception and  only recently engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

Exercise of Series A Preferred shares or future convertible instruments may have a dilutive effect on our common stock.

We have outstanding 100,000 Series A Preferred shares which are exercisable at a 25% discount to the next financing of at least $1,000,000. If the price per share of our common stock at the time of exercise of these or future options or warrants, or conversion of any future convertible notes or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock.

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition together with the fact that we presently have two part-time employees, one of which is both our chief executive officer and chief financial officer and does not have an accounting background, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing. Further, we cannot assure you that, if we make an acquisition, we will be able to implement internal controls over financial reporting. Because we anticipate that any company we may acquire will not have internal controls over financial reporting in effect, we cannot assure you that we will be able to implement such internal controls.

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

At present, we do not have any independent directors. Our board consists of three directors, one of which is Jose Maria Eduardo Gonzalez Romero, who is our chief executive officer and chief financial officer. Because we have no independent directors, we do not have many checks and balances on Mr. Romero, which may make it difficult for us to develop internal controls and to raise money in the financial markets.

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

The dollar volume trading in our stock is low and we cannot assure you that any significant market will develop. As a result, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

·	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

·	the market’s perception as to our ability to make an acquisition that can generate revenue and net income;

·	the market’s perception as to our ability to generate positive cash flow or earnings following an acquisition or change in business;

·	changes in our or securities analysts’ estimate of our financial performance;

·	our ability or perceived ability to obtain necessary financing for our operations;

·

the perception of the market for the principal products which any company we may acquire or any business we may seek to develop and our ability to generate revenue and cash flow from that business or proposed business;

·	the risks associated with any business we may acquire or any business we may seek to develop;

·	the anticipated or actual results of our operations;

·	changes in market valuations of other companies in our industry;

·	litigation or changes in regulations affecting our industry;

·	concern about our lack of internal controls;

·	any discrepancy between anticipated or projected results and actual results of our operations;

·	the effect or anticipated effect of changes in trade and tariffs on our business;

·	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

·	other factors not within our control.

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

ITEM 3. LEGAL PROCEEDINGS

We have no material pending legal proceedings required to be disclosed under this item.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink marketplace under the symbol JRVS. From April 2014 until May 3, 2018, our common stock was quoted under the symbol DIMN.

Stockholders of Record

As of September 05, 2022, we had approximately 29 record holders of our common stock.  Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Transfer Agent

Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone (813) 344-4490, is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

ITEM 6. [RESERVED]

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

Overview

In July of 2022 we acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation (RAC). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which we will buy and develop real estate for sale or rent of low-income housing. We plan to invest in three sectors of this market by (i) buying, refurbishing and selling traditional foreclosures, (ii) buying, developing and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools. We are currently working with a third-party vendor to facilitate this plan.

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022 with, Fix Pads Holdings, LLC a South Carolina limited liability company. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on July 22, 2022 of pro-rated interest for the period from July 22, 2022 through July 30, 2022 in the amount of $2,212.47; (2) a pre-payment of interest on August 1, 2022 for the period from August 1, 2022 through September 30, 2022 in the amount of $13,496.07; and then (3) monthly payments of interest only beginning on October 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by July 1, 2023. The note is secured by mortgages or deeds of trust on 7 properties. Consideration for the note was paid in part by the Company in the amount of $328,625.72 and in part by an investor, Frank Campanaro, in the amount of $328,625.73 (together both amounts equal $657,251.45 which represent the total note amount of $672,960 minus the two prepayments described above). On July 26, 2022, The Company entered into a partial assignment of the promissory note dated July 25, 2022, with Mr. Campanaro whereby the Company assigned to Mr. Campanaro the right to payment of principal in the amount of $336,480 and the right to half of the amount of any interest payments made on the principal amount of the note.

On August 18, 2022, the Company received a promissory note, in the principal amount of $358,620 from, and entered into a loan agreement, with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on August 19, 2022 of pro-rated interest for the period from August 19, 2022 through August 31, 2022 in the amount of $1,414.82; (2) a pre-payment of interest on August 19, 2022 for the period from September 1, 2022 through October 31, 2022 in the amount of $7,192.06; and then (3) monthly payments of interest only beginning on November 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by August 1, 2023. The note is secured by mortgages or deeds of trust on 4 properties. Consideration for the note was paid in part by the Company in the amount of $175,006.56 and in part by Mr. Campanaro, in the amount of $175,006.56 (together both amounts equal $350,013.12 which represent the total note amount of $358,620 minus the two prepayments described above). On August 18, 2022, the Company entered into a partial assignment of the promissory note with Mr. Campanaro whereby the Company assigned to Mr. Campanaro the right to payment of principal in the amount of $179,310 and the right to half of the amount of any interest payments made on the principal amount of the note.

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fixed Pads Holdings. As a result of the agreement, RAC and fix pads formed a limited liability company called RAC FIXPADS II, LLC, incorporated in the state of Delaware. The purpose of which is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property, as well as carry on any lawful business, purpose or activity.  The LLC has two members RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to 1 vote per member. The LLC is managed by a manager, Fix Pads.

The Agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for 60 residential properties it has title, or will have title, to the LLC, as set forth in the Agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the Agreement.

Under the Agreement profits and losses are allocated by the LLC to the members based on initial cash contributions of the members, the value of the properties contributed by Fix Pads and the additional cash contributions by RAC. Distributions to the members under the Agreement will be made as follows: (i) from the sale of each property by the LLC, the LLC shall distribute $13,000 of the net sale proceeds to RAC and distribute and additional amount to RAC equal to the average RAC additional cash capital contribution per property, the balance net proceeds will be distributed to Fix Pads; (ii) for any property that is leased by the LLC, RAC will have the option to buy such property from the LLC and for any such property that is not bought by RAC, any net rental income will be retained by the LLC and distributed to the members based on (a) further written agreement of the members or (b) if the members are unable to agree then on such terms as provided in the Agreement.

Since the acquisition of RAC, the Company, through our third-party vendor, has financed 11 foreclosed homes to be refurbished and sold as a test of the viability of this business model. Our plan over the next 12 months is to finance over 70 foreclosed homes to be refurbished and sold. We plan further to contract with Land Bank lots in excess of 100 lots to be developed into homes for rent. The Land Bank homes are to be constructed with new state of the art panel designed homes that are manufactured in Europe. This will significantly reduce the cost and time of construction for these homes.

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of April 30, 2018, all of the assets associated with the mining business were fully reserved against and have no value. On March 16, 2018, we had a change in management and changed our business to developing the business of designing and selling computer equipment which can be used for the mining of cryptocurrency. In April 2019, our sole director and officer resigned and we discontinued the business of designing and selling computer equipment for the cryptocurrency business, from which we did not generate any revenue. On August 14, 2019, the then sole officer and director resigned and Jose Maria Eduardo Gonzalez Romero was elected as our sole officer and director.  In 2018 we purchased certain equipment for $500,000 borrowed from Mr. Romero. The equipment was never delivered to us in the United States, and on October 29, 2021, we entered into a settlement agreement with Gygabyte whereby we paid $10,790 to Gigabyte. Four pallets of equipment have been shipped from Taiwan and are expected to arrive in the U.S. next quarter. The equipment is in component parts and there is no assurance if this can be assembled and mined or sold since this equipment was purchased over three years ago.

On November 1, 2021, we entered into a settlement with Mr. Romero whereby he converted the principal amount of his $500,000 loan along with accrued interest into shares of the company at $.02 per share and we issued additional shares to him for his service as the CEO under his previous employment agreement. The total number of shares issued to Mr. Romero for his note conversion and compensation was 35,189,100.

On June 15, 2022, the Company’s common stock was reverse split at a 1:125 ratio. As a result, our outstanding shares of common stock went from 74,498,250 common stock outstanding to 595,986 common stock outstanding.  References in this annual report to shares of common stock outstanding reflect this reverse stock split, unless otherwise stated.

Result of operations

From inception (May 11, 2022) to July 31, 2022

On July 1, 2022, the Company entered into an Agreement and Plan of Reorganization dated June 30, 2022 (the “Agreement”) with RAC Real Estate Acquisition Corp., a Wyoming Corporation (“RAC”) incorporated on May 11, 2022, and the Shareholders of RAC, namely Frank Gillen, Francis Pittilloni, and Yolanda Goodell (“Shareholders”), whereby the Company issued to the Shareholders a combined 100,000 shares of Series A Preferred Stock, par value of $0.001 per share in consideration for a combined 1,000 shares of RAC common stock, par value $0.001, held by Shareholders, which represents 100% of the issued and outstanding capital stock of RAC. As a result, RAC became a wholly owned subsidiary of the Company. Shareholders of RAC paid a combine capital contribution of $500,000 in cash as consideration for their combine 1,000 shares of RAC common stock.

For financial accounting purposes, this transaction was treated as a reverse acquisition by RAC and resulted in a recapitalization with RAC being the accounting acquirer and the Company as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, RAC, and have been prepared to give retroactive effect to the reverse acquisition completed on June 30, 2022, and represent the operations of RAC. The consolidated financial statements after the acquisition date, June 30, 2022, include the balance sheets of both companies at fair value, the historical results of RAC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

May 11, 2022
(Inception) to
July 31,
2022
Revenue	$1,106
Operating expenses	59
Professional fees	24,285
Net loss	$23,238

For the inception (May 11, 2022) to July 31, 2022, we generated revenue from interest income of $1,106.

We incurred operating expenses of $24,344, primarily professional fees, resulting in a loss from operations of $23,238. We did not incur other expenses, resulting in a net loss from continuing operations of $23,238, or ($0.10) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our working capital at July 31, 2022:

July 31,
2022
Current assets	$337,198
Current liabilities	$28,635
Working capital	$308,563

The following tables summarize our cash flows from inception to July 31, 2022.

May 11, 2022
(Inception) to
July 31,
2022
Cash used in operating activities	$(9,669)
Cash used in investing activities	$(328,291)
Cash provided by financing activities	$338,678
Cash on hand	$718

Operating activities

The cash flow used in operating activities for the inception (May 11, 2022) to July 31, 2022, reflects the net loss of $23,238, adjusted by non-cash interest income of $1,106, increased by accounts payable and accrued liabilities of $8,850 and due to related parties of $5,825.

Investing activities

For the inception (May 11, 2022) to July 31, 2022, the Company received cash from acquisition of subsidiary of $335 and used $328,626 for advance on loan receivable.

Financing activities

For the inception (May 11, 2022) to July 31, 2022, the Company received cash from issuance of Series A Preferred stock of $500,000 and repaid $161,322 to related parties.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2022, the Company incurred a net loss of $23,238. As of July 31, 2022, the Company had an accumulated deficit of $23,238. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

Debt Investments

The Company’s debt securities are primarily invested in a third-party vendor, and asset management company, to purchase, develop and manage real estate properties. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. The Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives, and to the extent market quotations or other pricing indicators (i.e. broker quotes) are available, these investments are considered Level 1 or 2 assets in line with ASC Topic 820.

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

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement and underlying debt instrument, to the extent that such amounts are expected to be collected. Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, July 31, 2022

•	Report of Independent Registered Public Accounting Firm (PCAOB ID 2851)
•	Consolidated Balance Sheet at July 31, 2022
•	Consolidated Statement of Operations for the period from inception (May 11, 2022) through July 31, 2022
•	Consolidated Statement of Changes in Stockholders’ Equity for the period from inception (May 11, 2022) through July 31, 2022
•	Consolidated Statement of Cash Flows for the period from inception (May 11, 2022) through July 31, 2022
•	Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreement or reportable event requiring disclosure under this item has occurred.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2022, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and the absence of any accounting staff, our disclosure controls were not effective as of July 31, 2022, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2022.

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

Changes in Internal Control over Financial Reporting.

During the period ended July 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jose Maria Eduardo Gonzalez Romero	49	Chief executive officer, chief financial officer, president, secretary and director
Yolanda Goodell	38	Vice president and director
Francis Pittilloni	36	Director

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

Ms. Goodell has been a director since November 4, 2021 and has been vice president since March 14, 2022. She also  currently the vice president, chief marketing officer, secretary and treasurer for RAC, our wholly owned subsidiary. From February 2021 to present Ms. Goodell has held the position as chief marketing officer of PreCheck Health Services, a high complexity molecular laboratory based in Miami Florida. Prior to her role as CMO she held the position as VP of sales for Latin America from 2017 to February 2021.

Mr. Pittilloni has been a director since November 4, 2022. He is also currently the chief operating officer for RAC, our wholly owned subsidiary. From February 2021 to present, Mr. Pittilloni has held the position as chief operating officer of PreCheck Health Services, a high complexity molecular laboratory based in Miami Florida. Prior to his role as COO from 2017 to February 2018 he was director of operations & hotel brand development for Globia, based out of Spain and was the managing partner of 2W Global Management a brand consulting company.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Mr. Romero was delinquent in a Form 3, Ms. Goodell was delinquent in a Form 3 and Form 4 filing and Mr. Pittillonni was delinquent in a Form 3 and Form 4 filing. All delinquent filings mentioned herein have since been filed with the SEC.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2022 and 2021, earned by or paid to our executive officers who served in that capacity during the year ended July 31, 2022.

			Bonus	Stock	Options/ Warrant	Non-Equity Plan	Nonqualified Deferred	All Other
Name and Principal Position	Year	Salary	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Jose Maria Eduardo Gonzalez Romero[1]	2022	-	-	-	-	-	-	-	-
CEO, CFO	2021	-	-	-	-	-	-	-	-

_________

1 Jose Maria Eduardo Gonzalez Romero is serving on a monthly basis for no compensation

Employment Agreements

On August 14, 2019, we entered into an employment agreement with Mr. Romero for a term through July 31, 2020, pursuant to which Mr. Romero is to serve as our chief executive officer and we agreed to issue to Mr. Romero a total of 24,000 shares of common stock in four instalments of 6,000 shares on each of the execution of the employment agreement, November 10, 2019, February 10, 2020 and May 10, 2020, provided that, with certain exceptions, he is employed by us on such date.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at July 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of October 25, 2022 by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of October 25, 2022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	% of shares (Common Stock)	Amount and Nature of Beneficial Ownership (Preferred A Stock)[1]	% of Shares (Preferred A Stock

Jose Maria Eduardo Gonzalez Romero PH Torre La Cresra #11, Bellavista, Panama City, PM	281,513	47.2%
Yolanda Goodell 11153 SW 37th MNR, Davie, FL 33328	19,513	3.3%	33,333	33.3%
Francis Pittilloni 100 Biscayne BLVD, Miami, FL 33132	19,513	3.3%	33,333	33.3%
All officers and directors as a group		53.8%

5% Stockholders

______________

[1]

 Each share of Series A Preferred Stock entitles the holder to 10 votes on any matter presented to the holders of the Common Stock and are exercisable at a 25% discount to the next qualified financing of at least $1,000,000. The remaining shares of Series A Preferred Stock are held by Frank Gillen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 1, 2022, we entered into an Agreement and Plan of Reorganization dated June 30,2022 with RAC and the shareholders of RAC, namely Frank Gillen, Francis Pittilloni, a director of the Company, and Yolanda Goodell, an officer and director of the Company (“RAC Shareholders”). As a result, the Company acquired all of the outstanding shares of RAC, which were valued at $500,000 based upon the net cash position of RAC. In exchange for their shares RAC Shareholders received 100,000 Series A Preferred Stock as follows: 33,334 Series A Preferred Stock to Mr. Gillen in exchange for 334 shares of RAC, 33,333 Series A Preferred Stock to Mr. Pittilloni in exchange for 333 shares of RAC and 33,333 Series A Preferred Stock to Ms. Goodell in exchange for 333 shares of RAC.  The $500,000 in funds held by RAC was generated through the sale of shares of its common stock as follows: 334 shares to Mr. Gillen for gross proceeds of $166,668, 333 shares to Mr. Pittilloni for gross proceeds of $166,666 and 333 to Ms. Goodell for gross proceeds of $166,666. Mr. Pittilloni is a director of the Company and Ms. Goodell is a director and serves as Vice President of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the NYSE American (formerly known as the American Stock Exchange and more recently the NYSE MKT) to determine the independence of our directors. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that we have no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, KCCW Accountancy Corp. for the years ended July 31, 2022, and 2021 for the categories of services indicated.

KCCW Accountancy Corp.

	Year Ended July 31,
	2022	2021
Audit fees	$13,500	$12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and plan of reorganization dated July 1, 2022, between the Company and RAC Real Estate Acquisition Corp, a Wyoming Corporation	8-K	000-55233	2.1	7/7/2022
3.1	Amended and Restated Articles of Incorporation dated June 6, 2022	14C	000-55233	Exhibit A	4/8/2022
3.2	By laws of the Company	S-1	333-184830	3.2	11/8/2012
10.1	Employment agreement dated August 14, 2019, between the Company and Jose Maria Eduardo Gonzalez Romero	8-K	000-55233	99.1	8/15/2019
10.2	Loan agreement dated July 18, 2022, between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	7/29/2022
10.3	12% secured promissory note dated July 22, 2022	8-K	000-55233	99.2	7/29/2022
10.4	Partial assignment of promissory note dated July 25,2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	7/29/2022
10.5	Loan agreement dated August 18, 2022 between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	8/26/2022
10.6	12% secured promissory note dated August 18,2022	8-K	000-55233	99.2	8/26/2022
10.7	Partial assignment of promissory note dated August 18, 2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	8/26/2022
10.8	Limited liability Company Agreement of RAC FIXPADS II, LLC dated effective October 4, 2022	8-K	000-55233	99.1	10/11/2022
14.1	Code of Ethics	10-K	333-184830	14.1	8/29/2013
31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbannes Oxley Act of 2002					x
32.1	Section 1350 certification of the principal executive officer and principal financial officer					x
101.INS	XBRL Instance Document					x
101.SCH	XBRL Taxonomy Schema Document					x
101.CAL	XBRL Taxonomy Calculation Document					x
101.DEF	XBRL Taxonomy Linkbase Document					x
101.LAB	XBRL Taxonomy Label Linkbase Document					x
101.PRE	XBRL Taxonomy Presentation Linkbase Document					x

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2022

iMine Corporation

By:	/s/ Jose Maria Eduardo Gonzalez Romero
Name:	Jose Maria Eduardo Gonzalez Romero
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Maria Eduardo Gonzalez Romero	Chief executive officer, chief financial officer	November 1, 2022
Jose Maria Eduardo Gonzalez Romero	and director (principal executive and financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iMINE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iMINE Corporation (the “Company”) as of July 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from May 11, 2022 (inception) to July 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2022, and the results of its operations and its cash flows for the period then ended, in conformity with the generally accepted accounting principles in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that iMINE Corporation will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

November 1, 2022

iMine Corporation

Consolidated Balance Sheet

July 31,
2022
ASSETS
Current Assets
Cash	$718
Loan receivable	336,480
Total Current Assets	337,198

TOTAL ASSETS	$337,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$13,075
Deferred interest income	6,748
Due to related parties	8,812
Total Current Liabilities	28,635

TOTAL LIABILITIES	28,635

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100
Common stock: 300,000,000 authorized; $0.001 par value 595,986 shares issued and outstanding	596
Additional paid in capital	331,105
Accumulated deficit	(23,238)
Total Stockholders' Equity	308,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,198

The accompanying notes are an integral part of these consolidated financial statements.

iMine Corporation

Consolidated Statement of Operations

May 11, 2022
(Inception) to
July 31,
2022

Interest income	$1,106

Operating expenses
General and administrative	59
Professional fees	24,285
Total operating expenses	24,344

Loss from operations	(23,238)

Loss before income taxes	(23,238)
Provision for income taxes	-
Net Loss	$(23,238)

Basic and diluted loss per share of common stock	$(0.10)
Basic weighted average number of common shares outstanding	228,093

The accompanying notes are an integral part of these consolidated financial statements.

iMine Corporation

Consolidated Statement of Changes in Stockholders’ Equity

	Series A						Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity

Balance - Inception May 11, 2022	-	$-	-	$-	$-	$-	$-

Series A preferred stock issued to founders	100,000	100	-	-	499,900	-	500,000
Reorganization	-	-	595,986	596	(168,795)	-	(168,199)
Net loss			-	-	-	(23,238)	(23,238)
Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563

The accompanying notes are an integral part of these consolidated financial statements.

iMine Corporation

Consolidated Statement of Cash Flows

May 11, 2022
(Inception) to
July 31,
2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest income	(1,106)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,850
Due to related parties	5,825
Net cash used in operating activities	(9,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from acquisition of subsidiary	335
Advance on loan receivable	(328,626)
Net cash used in investing activities	(328,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred Stock	500,000
Repayment to related parties	(161,322)
Net cash provided by financing activities	338,678

Net change in cash	718
Cash, beginning of period	-
Cash, end of period	$718

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

iMine Corporation

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

iMine Corporation (the “Company” or “iMine”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries Corp. The Company’s name was changed on March 11, 2014 from Oconn Industries Corp. to Diamante Minerals, Inc. and to iMine Corporation on March 20, 2018. The change of name to iMine Corporation was effective through the merger of the Company’s wholly owned subsidiary, iMine Corporation, into the Company. The Company's subsidiary, iMine Corporation, an Indiana corporation, which has been administratively dissolved.

In July 2022, the Company acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation ("RAC"). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which the Company will buy and develop real estate for sale or rent of low-income housing. The Company plans to invest in three sectors of this market by (i) buying, refurbishing and selling traditional foreclosures, (ii) buying, developing and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools. The Company is currently working with a third-party vendor to facilitate this plan.

Share Exchange and Reorganization

On July 1, 2022, the Company entered into an Agreement and Plan of Reorganization dated June 30, 2022 (the “Agreement”) with RAC, and the shareholders of RAC, namely Frank Gillen, Francis Pittilloni, and Yolanda Goodell (the “Shareholders”), whereby the Company issued to the Shareholders a combined 100,000 shares of Series A Preferred Stock, par value of $0.001 per share in consideration for a combined 1,000 shares of RAC common stock, par value $0.001, held by the Shareholders, which represents 100% of the issued and outstanding capital stock of RAC. As a result, RAC becomes a wholly owned subsidiary of the Company. Shareholders of RAC paid a combined capital contribution of $500,000 in cash as consideration for their combined 1,000 shares of RAC common stock.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by RAC and resulted in a recapitalization with RAC being the accounting acquirer and the Company as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, RAC, and have been prepared to give retroactive effect to the reverse acquisition completed on June 30, 2022 and represent the operations of RAC. The consolidated financial statements after the acquisition date, June 30, 2022, include the balance sheets of both companies at fair value, the historical results of RAC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

Principles of Consolidation

The consolidated financial statements include the accounts of iMine and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at July 31, 2022.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Financial instruments, including cash, prepaid expense, accounts payable and accrued liabilities, deferred interest income, and due to related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

Debt Investments

The Company’s debt securities are primarily invested in a third-party vendor and asset management company, to purchase, develop and manage real estate properties. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. The Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives, and to the extent market quotations or other pricing indicators (i.e. broker quotes) are available, these investments are considered Level 1 or 2 assets in line with ASC Topic 820.

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

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement and underlying debt instrument, to the extent that such amounts are expected to be collected. Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of July 31, 2022, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance on May 11,2022 did not have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 allowing entities to apply certain aspects of ASC 848 (previously ASU 2020-4) to all derivative instruments that undergo a modification of the interest rate used for discounting, margining or contract price alignment as a result of the reference reform. The guidance is also effective through December 31, 2022. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended July 31, 2022, the Company incurred a net loss of $23,238. As of July 31, 2022, the Company had an accumulated deficit of $23,238. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – LOAN RECEIVABLE

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022 with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable of $672,960 as follows: (1) a pre-payment on July 22, 2022 of pro-rated interest for the period from July 22, 2022 through July 30, 2022 in the amount of $2,212; (2) a pre-payment of interest on August 1, 2022 for the period from August 1, 2022 through September 30, 2022 in the amount of $13,496; and then (3) monthly payments of interest only beginning on October 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by July 1, 2023. The note is secured by mortgages or deeds of trust on property valued at $1,121,600.

Consideration for the note was paid in part by the Company in the amount of $328,626 and in part by a third party investor in the amount of $328,626.

During the year ended July 31, 2022, the Company recorded interest income of $1,106 and deferred interest income of $6,748 as of July 31, 2022.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2022, the Company's shareholders paid operating expenses of $5,825 on behalf of the Company, and the Company repaid $161,322 to related parties.

As of July 31, 2022, the Company had due to related party of $8,812.

NOTE 6 - EQUITY

Authorized Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at par value of $0.001 per share.

On July 1, 2022, the Board of Directors of the Company, by unanimous consent, approved and authorized the Certificate of Designation for 100,000 shares of its Series A Preferred Stock, par value $0.001, to be executed by proper officer of the Company and filed with the State of Nevada.

•	The Series A Preferred Shares share in any dividends pari passu with the holders of common stock;

•	The Series A Preferred Shares have a liquidation preference equal to $10.00 per share;

•	Each share of Series A Preferred Stock entitles the holder to 10 votes on any matter presented to the holders of the Common Stock;

•

The Series A Preferred Shares have the right to convert into shares of Common Stock at a 25% discount to the next financing of $1,000,000 or more, subject to adjustment for stock splits or combinations, dividends and distributions of Common Shares, reorganizations, mergers or consolidations, or for issuance of shares of common stock below the conversion price;

•	The Company has no right to redeem the shares; and

On July 1, 2022, the Company issued all 100,000 shares of the Series A Preferred Stock for acquisition of RAC (see Note 1).

As of July 31, 2022, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

On July 1, 2022, the Company recognized the equity of iMine as part of the reorganization which resulted in the Company recognizing the issued and outstanding 595,986 shares of common stock.

As of July 31, 2022, the Company had 595,986 shares of common stock issued and outstanding.

As of July 31, 2022, the Company had no options and warrants outstanding.

NOTE 7 - INCOME TAXES

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

July 31,
2022

Loss for the year	$(23,238)

Income tax (benefit) at statutory rate	$(4,880)
Change in valuation allowance	4,880
Provision for income taxes	$-

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2022.

Net deferred tax assets consist of the following components as of:

July 31,
2022
Deferred tax assets:
Non-operating loss carryforward	$4,880
Valuation allowance	(4,880)
Net deferred tax asset	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 8 - SUBSEQUENT EVENTS

On August 18, 2022, the Company issued the promissory note. The note has a 12% interest rate per annum payable of $358,620 and is due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007.

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC, incorporated in the state of Delaware. The LLC has two members RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to 1 vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for 60 residential properties it has title, or will have title, to the LLC, as set forth in the Agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement.

Management has evaluated subsequent events through November 1, 2022, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of July 31, 2022 have been incorporated into these consolidated financial statements.

