Form 10-Q
period 2022-10-31
iMine Corp
filed 2022-12-05
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

iMine Corporation
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

488 NE 18th Street, Unit 511

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

As of October 31, 2022, there were 595,986 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2022, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

All references in this Form 10-Q to the “Company,” “iMine,” “we,” “us,” “our” and words of like import relate to iMine Corporation and its wholly-owned subsidiary, RAC Real Estate Acquisition Corp., a Wyoming corporation, unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iMine Corporation

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2022	2022
ASSETS
Current Assets
Cash	$3,910	$718
Loan receivable	453,425	336,480
Prepaid expenses	1,225	-
Total Current Assets	458,560	337,198

Investment	1,389,800	-
TOTAL ASSETS	$1,848,360	$337,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$80,902	$13,075
Deferred interest income	-	6,748
Due to related parties	1,481,092	8,812
Total Current Liabilities	1,561,994	28,635

TOTAL LIABILITIES	1,561,994	28,635

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
595,986 shares issued and outstanding	596	596
Additional paid in capital	331,105	331,105
Accumulated deficit	(45,435)	(23,238)
Total Stockholders' Equity	286,366	308,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,848,360	$337,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMine Corporation

Consolidated Statement of Operations

 (Unaudited)

Three months ended
October 31,
2022

Interest income	$14,255

Operating expenses
General and administrative	325
Professional fees	36,127
Total operating expenses	36,452

Loss from operations	(22,197)

Loss before income taxes	(22,197)
Provision for income taxes	-
Net Loss	$(22,197)

Basic and diluted loss per share of common stock	$(0.04)
Basic weighted average number of common shares outstanding	595,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMine Corporation

Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563

Net loss			-	-	-	(22,197)	(22,197)
Balance - October 31, 2022	100,000	$100	595,986	$596	$331,105	$(45,435)	$286,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iMine Corporation

Consolidated Statement of Cash Flows

 (Unaudited)

Three months ended
October 31,
2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,225)
Accounts payable and accrued liabilities	5,462
Deferred interest income	(11,051)
Due to related parties	31,280
Net cash provided by operating activities	2,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(1,389,800)
Advance on loan receivable	(175,007)
Collection of loan receivable	124,730
Net cash used in investing activities	(1,440,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	1,441,000
Net cash provided by financing activities	1,441,000

Net change in cash	3,192
Cash, beginning of period	718
Cash, end of period	$3,910

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31, 2022 have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended July 31, 2022 included within the Company’s Annual Report on Form 10-K.

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

Investments in Equity and Debt

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments. We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended October 31, 2022, the Company incurred a net loss of $22,197. As of October 31, 2022, the Company had an accumulated deficit of $45,435. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – LOAN RECEIVABLE

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022 with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable of $672,960 and all principal and accrued interest are paid in full by July 1, 2023. Consideration for the note was paid in part by the Company in the amount of $328,626, net of prepayment interest and in part by a third party investor in the amount of $328,626.

On August 18, 2022, the Company issued the promissory note. The note has a 12% interest rate per annum payable of $358,620 and is due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007, net of prepayment interest and in part by a third party investor in the amount of $175,007.

During the three months ended October 31, 2022, the Company collected $124,730, of which $62,365 was collected on behalf of a third party investor, and recorded interest income of $14,255. The Company recorded $62,365 as payable to the third party, included in accounts payable and accrued liabilities as of October 31, 2022.

NOTE 5 - INVESTMENT

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

During the three months ended October 31, 2022, the Company invested $1,389,800 and did not record any change in fair value nor impairment loss.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended October 31, 2022, the Company's shareholders paid operating expenses of $31,280 on behalf of the Company, and related parties advanced $1,441,000 to the Company.  The advances are unsecured, due on demand and non-bearing interest.

As of October 31, 2022 and July 31, 2022, the Company had due to related parties of $1,481,092 and $8,812, respectively.

NOTE 7 - EQUITY

Authorized Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at par value of $0.001 per share.

Series A Preferred stick

The Company has designated 100,000 shares of preferred stock at par value of $0.001 per share.

As of October 31, 2022 and July 31, 2022, the Company had 100,000 shares of Series A preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

As of October 31, 2022 and July 31, 2022, the Company had 595,986 shares of common stock issued and outstanding.

As of October 31, 2022 and July 31, 2022, the Company had no options and warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 30, 2022, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of October 31, 2022 have been incorporated into these consolidated financial statements.

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

Results of Operations

Three Months Ended October 31, 2022

For the three months ended October 31, 2022, we generated revenue from interest income of $14,255.

For the three months ended October 31, 2022, we incurred operating loss of $36,452, primarily professional fees, resulting in a net loss of $22,197 or ($0.04) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2022 to October 31, 2022:

	October 31,	July 31,
	2022	2022	Change	%
Current assets	$458,560	$337,198	$121,362	36%
Current liabilities	$1,561,994	$28,635	$1,533,359	5,355%
Working capital (deficiency)	$(1,103,434)	$308,563	$1,654,721	536%

The following table summarizes our cash flow for the three months ended October 31, 2022:

Three months ended October 31, 2022
Cash provided by operating activities	$2,269
Cash used in investing activities	$(1,440,077)
Cash provided by financing activities	$1,441,000
Cash on hand	$3,190

The cash flow used in operating activities for the three months ended October 31, 2022, reflects our net loss of $22,197. This amount was decreased by prepaid expenses of $1,225, increased by accounts payable and accrued interest of $5,462 and amounts due to related parties of $31,280. It was decreased by deferred interest income of $11,051.

The cash flow used in investment activities for the three months ended October 31, 2022, reflects our investment loss of $1,389,800. This amount was decreased by an advance on loan receivable of $175,007 and increased by collection of loan receivable of $124,730.

The cash flow provided by financing activities for the three months ended October 31, 2022, reflects an advance from related parties of $1,441,000.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2022, we incurred net cash provided by operating activities of $2,269. As of October 31, 2022, we had an accumulated deficit of $45,435 and earned $14,255 in interest revenues. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2022, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole principal being our chief executive and financial officer and sole director, and our limited internal audit function, our disclosure controls were not effective as of October 31, 2022, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2022, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only principal who serves as both chief executive officer and chief financial officer, who is our sole director, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IMINE CORPORATION

Dated: December 05, 2022	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

