Form 10-Q
period 2023-01-31
My City Builders, Inc.
filed 2023-03-15
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

My City Builders, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Biscayne Blvd., #1611

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

As of March 10, 2023, there were 596,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

All references in this Form 10-Q to the “Company,” “My City Builders,” “we,” “us,” “our” and words of like import relate to My City Builders, Inc. and its wholly-owned subsidiary, RAC Real Estate Acquisition Corp., a Wyoming corporation, unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

(Formerly iMine Corporation)

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2023	2022
ASSETS
Current Assets
Cash	$9,553	$718
Loan receivable	453,690	336,480
Total Current Assets	463,243	337,198

Construction in progress	159,958	-
Investment	1,945,200	-
TOTAL ASSETS	$2,568,401	$337,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$94,449	$13,075
Deferred interest income	-	6,748
Due to related parties	2,238,592	8,812
Total Current Liabilities	2,333,041	28,635

TOTAL LIABILITIES	2,333,041	28,635

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
595,986 shares issued and outstanding	596	596
Additional paid in capital	331,105	331,105
Accumulated deficit	(96,441)	(23,238)
Total Stockholders' Equity	235,360	308,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,568,401	$337,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

(Formerly iMine Corporation)

Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended	Six months ended
	January 31,	January 31,
	2023	2023

Interest income	$13,569	$27,824

Operating expenses
General and administrative	558	883
Professional fees	22,017	58,144
Total operating expenses	22,575	59,027

Loss from operations	(9,006)	(31,203)

Other income and expense
Interest expense -related party	(42,000)	(42,000)
Total other expense	(42,000)	(42,000)

Loss before income taxes	(51,006)	(73,203)
Provision for income taxes	-	-
Net Loss	$(51,006)	$(73,203)

Basic and diluted loss per share of common stock	$(0.09)	$(0.12)
Basic weighted average number of common shares outstanding	595,986	595,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

(Formerly iMine Corporation)

Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563

Net loss	-	-	-	-	-	(22,197)	(22,197)
Balance - October 31, 2022	100,000	100	595,986	596	331,105	(45,435)	286,366

Net loss	-	-	-	-	-	(51,006)	(51,006)
Balance - January 31, 2023	100,000	$100	595,986	$596	$331,105	$(96,441)	$235,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

(Formerly iMine Corporation)

Consolidated Statement of Cash Flows

 (Unaudited)

Six months ended
January 31,
2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,203)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,278
Deferred interest income	(6,748)
Due to related parties	33,780
Net cash used in operating activities	(44,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(1,945,200)
Advance on loan receivable	(179,310)
Collection of loan receivable	62,100
Collection of loan receivable for third party investor	78,896
Payment for construction	(158,758)
Net cash used in investing activities	(2,142,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	2,616,000
Repayment to related parties	(420,000)
Net cash provided by financing activities	2,196,000

Net change in cash	8,835
Cash, beginning of period	718
Cash, end of period	$9,553

Supplemental cash flow information
Cash paid for interest	$42,000
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

(Formerly iMine Corporation)

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

My City Builders, Inc. (the “Company” or “My City Builders”) is a Nevada corporation incorporated on October 26, 2010 under the name Oconn Industries Corp. The Company’s name was changed on March 11, 2014 from Oconn Industries Corp. to Diamante Minerals, Inc., and to iMine Corporation on March 20, 2018 and to My City Builders, Inc on January 31, 2023.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31,2022 have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended July 31,2022 included within the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at January 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Principles of Consolidation

The consolidated financial statements include the accounts of My City Builders and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Construction in progress

Construction in progress generally involves short-term capital projects and is not depreciated until the development has reached completion and has been put into service.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of January 31, 2023, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended January 31, 2023, the Company incurred a net loss of $73,203. As of January 31, 2023, the Company had an accumulated deficit of $96,441. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – LOAN RECEIVABLE

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022 with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable of $672,960 and all principal and accrued interest are paid in full by July 1, 2023. Consideration for the note was paid in part by the Company in the amount of $328,626, net of prepayment interest and in part by a third-party investor in the amount of $328,626.

On August 18, 2022, the Company issued the promissory note. The note has a 12% interest rate per annum payable of $358,620 and is due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007, net of prepayment interest and in part by a third-party investor in the amount of $175,007.

During the six months ended January 31, 2023, the Company collected principal of $124,200 and interest of $37,872, of which principal of $62,100 and interest of $16,796 were collected on behalf of a third-party investor. During the six months ended January 31, 2023, the Company recorded interest income of $27,824.

As of January 31, 2023 and July 31, 2022, the Company recorded deferred interest income of $0 and $6,748, respectively.

NOTE 5 – INVESTMENT

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to 1 vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the Agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each Property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per Property.

During the six months ended January 31, 2023, the Company invested $1,945,200 and did not record any impairment loss.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2023, the Company's shareholders paid operating expenses of $33,780 on behalf of the Company. The advances are unsecured, due on demand and non-bearing interest.

During the six months ended January 31, 2023, the Company’s related party advanced $1,716,000 to the Company. The advances are unsecured, due on demand and non-bearing interest.

During the six months ended January 31, 2023, the Company’s related parties advanced $900,000 and the Company repaid $420,000. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the six months ended January 31, 2023, the Company recognized interest expense of $42,000.

As of January 31, 2023, and July 31, 2022, the Company had due to related parties of $2,238,592 and $8,812, respectively.

NOTE 7 - EQUITY

Authorized Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at par value of $0.001 per share.

Series A Preferred stick

The Company has designated 100,000 shares of preferred stock at par value of $0.001 per share.

As of January 31, 2023 and July 31, 2022, the Company had 100,000 shares of Series A preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

As of January 31, 2023 and July 31, 2022, the Company had 595,986 shares of common stock issued and outstanding.

As of January 31, 2023 and July 31, 2022, the Company had no options and warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 31, 2023, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of January 31, 2023 have been incorporated into these consolidated financial statements.

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

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fixed Pads Holdings. As a result of the agreement, RAC and Fix Pads Holdings formed a limited liability company called RAC FIXPADS II, LLC, incorporated in the state of Delaware. The purpose of which is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property, as well as carry on any lawful business, purpose or activity. The LLC has two members RAC and Fix Pads Holdings, LLC, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to 1 vote per member. The LLC is managed by a manager, Fix Pads Management, LLC.

The Agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads Holdings, LLC will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the Agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the Agreement.

Under the Agreement RAC will receive the net cost funded per property which currently is estimated at $92,000 per home refurbished along with the cost RAC paid to clear the Fix Pads Holdings title which currently is estimated at $6,900 per home, the value of the properties contributed by Fix Pads Holdings, LLC and the additional cash contributions by RAC. Distributions to the members under the Agreement will be made as follows: (i) from the sale of each property by the LLC, the LLC shall distribute $13,000 of the net sale proceeds to RAC and distribute and additional amount to RAC equal to the average RAC additional cash capital contribution per property, the balance net proceeds will be distributed to Fix Pads Holdings, LLC; (ii) for any property that is leased by the LLC, RAC will have the option to buy such property from the LLC and for any such property that is not bought by RAC, any net rental income will be retained by the LLC and distributed to the members based on (a) further written agreement of the members or (b) if the members are unable to agree then on such terms as provided in the Agreement.

Since the acquisition of RAC, the Company, through our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings, LLC and the 17 homes under construction in the LLC and 11 homes under the two promissory notes. Due to current interest rates and construction costs RAC has made the decision to reduce the homes to be remodeled in the LLC to 30 from 55 and move the focus to Land Bank projects where we have a minimum of 100 lots all in one location and will be able to rent all of the properties through qualified renters and Section 8 coupons from the local municipalities. Our first Land Bank project is in Gadsden Alabama with the Gadsden Land Bank Authority which we have purchased from the Land Bank 23 lots to start new construction of low income single family homes. The initial design is a 3 bedroom 1400 square foot home that will be constructed with new state of the art panel designed homes that will significantly reduce the time of construction for these homes to meet our targeted construction schedule of 20 homes every 60 days. We have ordered and have received the first three pre-engineered homes in Gadsden to determine if RAC will construct pre-engineered or traditional “stick built” homes.

On January 31,2023, the Company changed its corporate name to My City Builders, Inc., through the merger of the Company with its wholly owned subsidiary, My City Builders, Inc., a Nevada corporation (the “Subsidiary”). Pursuant to an agreement and plan of merger between the Company and the Subsidiary, the Subsidiary was merged with and into the Company and the Company’s name was changed to My City Builders, Inc. The only change to the Company’s articles of incorporation was the change of the Company’s corporate name. Pursuant to the Nevada Revised Statutes (NRS) 92A.180, the merger did not require stockholder approval. The change of name will take place in the marketplace upon approval by FINRA.

Results of Operations

Three Months Ended January 31, 2023

For the three months ended January 31, 2023, we generated revenue from interest income of $13,569.

For the three months ended January 31, 2023, we incurred operating expense of $22,575, primarily professional fees, and interest expense – related party of $42,000, resulting in a net loss of $51,006 or ($0.09) per share (basic and diluted).

Six Months Ended January 31, 2023

For the six months ended January 31, 2023, we generated revenue from interest income of $27,824.

For the six months ended January 31, 2023, we incurred operating expense of $59,027, primarily professional fees, and interest expense – related party of $42,000, resulting in a net loss of $73,203 or ($0.12) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2022 to January 31, 2023:

	January 31,	July 31,
	2023	2022	Change	%
Current assets	$463,243	$337,198	$126,045	37%
Current liabilities	$2,333,041	$28,635	$2,304,406	8,048%
Working capital (deficiency)	$(1,869,798)	$308,563	$(2,178,361)	(706)%

The following table summarizes our cash flow for the six months ended January 31, 2023:

Six months ended January 31, 2023
Cash used in operating activities	$(44,893)
Cash used in investing activities	$(2,142,272)
Cash provided by financing activities	$2,196,000
Cash on hand	$9,553

The cash flow used in operating activities for the six months ended January 31, 2023, reflects our net loss of $73,203. This amount was decreased by amounts due to related parties of $33,780, and accounts payable and accrued interest of $1,278 and increased by deferred interest income of $6,748.

For the six months ended January 31, 2023, the Company received cash from loan receivable of $140,996 and used $1,945,200 for investment, $179,310 for loan receivable and $158,758 for payment of construction.

For the six months ended January 31, 2023, the Company received advance from related parties of $2,616,000 and repaid $420,000 to related parties.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2023, we incurred net loss of $73,203 and net cash used in operating activities of $44,893. As of January 31, 2023, we had an accumulated deficit of $96,441. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2023, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole principal being our chief executive and financial officer and sole director, and our limited internal audit function, our disclosure controls were not effective as of January 31, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

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

During the period ended January 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MY CITY BUILDERS, INC.

Dated: March 15, 2023	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

