Form 10-Q
period 2023-04-30
My City Builders, Inc.
filed 2023-06-14
CIK 1556801

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

As of June 13, 2023, there were 586,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2023	2022
ASSETS
Current Assets
Cash	$58,048	$718
Loan receivable	358,685	336,480
Accrued interest income	4,163	-
Total Current Assets	420,896	337,198

Construction in progress	479,810	-
Investment	2,679,500	-
TOTAL ASSETS	$3,580,206	$337,198

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$192,690	$13,075
Deferred interest income	-	6,748
Due to related parties	3,210,022	8,812
Total Current Liabilities	3,402,712	28,635

TOTAL LIABILITIES	3,402,712	28,635

Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
586,686 and 595,986 shares issued and outstanding, respectively	587	596
Additional paid in capital	331,114	331,105
Accumulated deficit	(154,306)	(23,238)
Total stockholders’ equity.	177,495	308,563
Noncontrolling interests	(1)	-
Total Equity	177,494	308,563
TOTAL LIABILITIES AND EQUITY	$3,580,206	$337,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statement of Operations

 (Unaudited)

	Three Months Ended	Nine months ended
	April 30,	April 30,
	2023	2023

Interest income	$12,249	$40,073

Operating expenses
General and administrative	5,217	6,100
Professional fees	19,218	77,362
Total operating expenses	24,435	83,462

Loss from operations	(12,186)	(43,389)

Other income and expense
Interest expense- related parties	(45,680)	(87,680)
Total other expense	(45,680)	(87,680)

Loss before income taxes	(57,866)	(131,069)
Provision for income taxes	-	-
Net Loss	(57,866)	(131,069)
Less: Net loss attributable to noncontrolling interests	(1)	(1)
Net loss attributable to stockholders of My City Builders, Inc.	$(57,865)	$(131,068)

Basic and diluted loss per share of common stock	$(0.10)	$(0.22)
Basic weighted average number of common shares outstanding	592,304	594,786

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

 (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563	$-	$308,563

Net loss	-	-	-	-	-	(22,197)	(22,197)	-	(22,197)
Balance - October 31, 2022	100,000	100	595,986	596	331,105	(45,435)	286,366	-	286,366

Net loss	-	-	-	-	-	(51,006)	(51,006)	-	(51,006)
Balance - January 31, 2023	100,000	100	595,986	596	331,105	(96,441)	235,360	-	235,360

Common stock cancelled	-	-	(10,000)	(10)	10	-	-	-	-
Reverse stock split adjustment	-	-	700	1	(1)	-	-	-	-
Net loss						(57,865)	(57,865)	(1)	(57,866)
Balance - April 30, 2023	100,000	$100	586,686	$587	$331,114	$(154,306)	$177,495	$(1)	$177,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statement of Cash Flows

 (Unaudited)

Nine months ended
April 30,
2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,069)
Changes in operating assets and liabilities:
Accrued interest income	(4,163)
Accounts payable and accrued liabilities	(2,348)
Deferred interest income	(6,748)
Due to related parties	38,710
Net cash used in operating activities	(105,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(2,679,500)
Advance on loan receivable	(179,310)
Collection of loan receivable	157,105
Collection of loan receivable for third party investor	181,963
Payment for construction	(479,810)
Net cash used in investing activities	(2,999,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	4,039,300
Repayments to related parties	(876,800)
Net cash provided by financing activities	3,162,500

Net change in cash	57,330
Cash, beginning of period	718
Cash, end of period	$58,048

Supplemental cash flow information
Cash paid for interest	$87,680
Cash paid for taxes	$-

Non-cash transactions:
Common stock cancelled	$10
Reverse stock split adjustment	$1

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

In July 2022, the Company acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation ("RAC"). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which the Company will buy and develop real estate for sale or rent of low-income housing. The Company plans to invest in three sectors of this market by (i) buying, refurbishing, and selling traditional foreclosures, (ii) buying, developing, and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools.

On March 27, 2023, RAC, a wholly owned subsidiary of the Company entered into a Limited Liability Company Agreement dated effective March 27, 2023, (the “Agreement”) with, Frank Gillen, an individual (“Mr. Gillen”) and Michael Colvard, an individual (“Mr. Colvard”).

As a result of the Agreement, RAC, Mr. Gillen and Mr. Colvard formed a limited liability company called RAC Gadsden, LLC (“Gadsden”) incorporated in the state of Alabama. Gadsden will continue until terminated pursuant to the Agreement or as provided for under the laws of Alabama. The purpose of Gadsden is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property. Gadsden has three members, RAC, Mr. Gillen and Mr. Colvard with an initial contribution of $98, $1 and $1, respectively, in exchange for a membership interest of 98%, 1%, and 1%, respectively. Each member is entitled to vote in accordance with their respective membership interest. Gadsden is a member managed LLC.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at April 30, 2023.

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

The Company’s debt securities are primarily invested in a third-party vendor and asset management company, to purchase, develop and manage real estate properties. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. The Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives, and to the extent market quotations or other pricing indicators (i.e., broker quotes) are available, these investments are considered Level 1 or 2 assets in line with ASC Topic 820.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of April 30, 2023, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the period ended April 30, 2023, the Company incurred a net loss of $131,069. As of April 30, 2023, the Company had an accumulated deficit of $154,306. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – LOAN RECEIVABLE

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022, with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable of $672,960 and all principal and accrued interest are paid in full by July 1, 2023. Consideration for the note was paid in part by the Company in the amount of $328,626, net of prepayment interest and in part by a third-party investor in the amount of $328,626.

On August 18, 2022, the Company issued the promissory note. The note has a 12% interest rate per annum payable of $358,620 and is due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007, net of prepayment interest and in part by a third-party investor in the amount of $175,007.

During the nine months ended April 30, 2023, the Company collected principal of $314,211 and interest of $54,020, of which principal of $157,105 and interest of $24,858 were collected on behalf of a third-party investor. During the nine months ended April 30, 2023, the Company recorded interest income of $40,073.

As of April 30, 2023, and July 31, 2022, the Company recorded accrued interest income of $4,163 and $0, and deferred interest income of $0 and $6,748, respectively.

NOTE 5 – INVESTMENT

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property.

During the nine months ended April 30, 2023, the Company invested $2,679,500 and did not record any impairment loss.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2023, the Company's shareholders paid operating expenses of $38,710 on behalf of the Company. The advances are unsecured, due on demand and non-bearing interest.

During the nine months ended April 30, 2023, the Company’s related party advanced $2,377,300 to the Company. The advances are unsecured, due on demand and non-bearing interest.

During the nine months ended April 30, 2023, the Company’s officers advanced $170,000 to the Company. The advances are unsecured, due on demand and interest 10% of advanced amount will be interest expense when the Company repays.

During the nine months ended April 30, 2023, the Company’s related parties advanced $1,492,000 and the Company repaid $876,800. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the nine months ended April 30, 2023, the Company recognized interest expense of $87,680.

As of April 30, 2023, and July 31, 2022, the Company had due to related parties of $3,210,022 and $8,812, respectively.

NOTE 7 - EQUITY

Authorized Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at par value of $0.001 per share.

Series A Preferred stock

The Company has designated 100,000 shares of preferred stock at par value of $0.001 per share.

As of April 30, 2023, and July 31, 2022, the Company had 100,000 shares of Series A preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended April 30, 2023, the Company issued 700 shares of common stock for an adjustment of reverse stock split in June 2022.

During the nine months ended April 30, 2023, a shareholder returned 10,000 shares of common stock and the Company canceled 10,000 shares of common stock.

As of April 30, 2023, and July 31, 2022, the Company had 586,686 and 595,986 shares of common stock issued and outstanding, respectively.

As of April 30, 2023, and July 31, 2022, the Company had no options and warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

On May 19, 2023, RAC filed a complaint for breach of two promissory notes entered into with Fix Pads Holdings, LLC and for injunctive relief in the 11th Judicial Circuit Court in Miami-Dade County Florida, as well as an emergency motion for temporary injunction enjoining Fix Pads Holdings, LLC from selling, transferring, conveying or otherwise disposing of any real property assets pledged as collateral in relation to the two promissory notes entered into between RAC and Fix Pads. In addition to the injunctive relief sought above, RAC is also seeking damages for breach of the promissory notes. After RAC filed and served the lawsuit, Fix Pads removed the lawsuit to the United States District Court for the Southern District of Florida on May 24, 2023. As such, the case will now be proceeding in the Southern District of Florida. RAC has re-filed its motion for injunctive relief before the District Court. The motion is pending. Given the early stage of the proceedings, there are no additional developments to report at this time.

Management has evaluated subsequent events through April 30, 2023, the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of April 30, 2023 have been incorporated into these consolidated financial statements.

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

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022, with, Fix Pads Holdings, LLC a South Carolina limited liability company. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on July 22, 2022 of pro-rated interest for the period from July 22, 2022 through July 30, 2022 in the amount of $2,212.47; (2) a pre-payment of interest on August 1, 2022 for the period from August 1, 2022 through September 30, 2022 in the amount of $13,496.07; and then (3) monthly payments of interest only beginning on October 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by July 1, 2023. The note is secured by mortgages or deeds of trust on 7 properties. Consideration for the note was paid in part by the Company in the amount of $328,625.72 and in part by a third-party investor, in the amount of $328,625.73 (together both amounts equal $657,251.45 which represent the total note amount of $672,960 minus the two prepayments described above). On July 26, 2022, The Company entered into a partial assignment of the promissory note dated July 25, 2022, with a third-party investor whereby the Company assigned  the right to payment of principal in the amount of $336,480 and the right to half of the amount of any interest payments made on the principal amount of the note.

On August 18, 2022, the Company received a promissory note, in the principal amount of $358,620 from, and entered into a loan agreement, with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on August 19, 2022 of pro-rated interest for the period from August 19, 2022 through August 31, 2022 in the amount of $1,414.82; (2) a pre-payment of interest on August 19, 2022 for the period from September 1, 2022 through October 31, 2022 in the amount of $7,192.06; and then (3) monthly payments of interest only beginning on November 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by August 1, 2023. The note is secured by mortgages or deeds of trust on 4 properties. Consideration for the note was paid in part by the Company in the amount of $175,006.56 and in part by a third-party investor, in the amount of $175,006.56 (together both amounts equal $350,013.12 which represent the total note amount of $358,620 minus the two prepayments described above). On August 18, 2022, the Company entered into a partial assignment of the promissory note with the third-party investor whereby the Company assigned  the right to payment of principal in the amount of $179,310 and the right to half of the amount of any interest payments made on the principal amount of the note.

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

Since the acquisition of RAC, the Company, through our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings, LLC and has 15 homes under construction in the LLC and 8 of the 11 homes completed under the two promissory notes.

As of April 30, 2023, RAC has invested $2,679,500 into RAC FIXPADS II of which $2,300,000 was invested for the rehabilitation of homes held in the LLC and $379,500 has been wired to the title company TitleVest to clear 55 titles of taxes and any back fees owed to rehabilitate the homes for sell or rent.

Currently, RAC has decided to cease further development with Fix Pads LLC & Fix Pads Holdings and focus on Land Bank projects with a minimum of 100 lots all in one location. We will focus on renting all the properties through qualified renters or Section 8 coupons from the local municipalities. Our first Land Bank project is in Gadsden Alabama. We have purchased 20 lots to start new construction of low-income single-family homes. We have ordered and received the first three pre-engineered homes in Gadsden to begin construction on the homes. RAC will use these initial pre-engineered homes to determine if RAC will construct pre-engineered or traditional “stick built” homes.

On April 27, 2023, RAC closed on twenty lots in Gadsden Alabama. RAC started the construction on four of the lots with one “pre-engineered” home made with galvanized steel framing and three constructed with traditional “stick built” construction. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1260 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent. As of April 30, 2023, RAC has invested $479,810 in construction costs on the four homes as well as the closing of twenty lots located in Gadsden Alabama.

On March 22, 2023, RAC incorporated a local LLC in Etowah County, Alabama called RAC Gadsden LLC. On March 27, 2023, RAC, entered into a Limited Liability Company Agreement dated effective March 27, 2023, (the “Agreement”) with, Frank Gillen, an individual (“Mr. Gillen”) and Michael Colvard, an individual (“Mr. Colvard”). In 2002 Mr. Gillen was censured and fined by the NASD in connection with the alleged sale of unregistered shares. Mr. Gillen consented to censure without admitting nor denying and was fined by the NASD $25,000. In August 2003, his registration with NASD was revoked for failure to pay fines. The revocation was subsequently rescinded in November 2003. In 2006 Mr. Gillen entered into a stipulated resolution with the Utah Securities Division to allegations of making false statements and failing to disclose material information in regard to sales occurring in 2004 and 2005. All operations in the Gadsden Alabama project will run through the LLC. At the closing of the twenty lots the titles of the properties were transferred to RAC Gadsden LLC.

On January 31, 2023, the Company changed its corporate name to My City Builders, Inc., through the merger of the Company with its wholly owned subsidiary, My City Builders, Inc., a Nevada corporation (the “Subsidiary”). Pursuant to an agreement and plan of merger between the Company and the Subsidiary, the Subsidiary was merged with and into the Company and the Company’s name was changed to My City Builders, Inc. The only change to the Company’s articles of incorporation was the change of the Company’s corporate name. Pursuant to the Nevada Revised Statutes (NRS) 92A.180, the merger did not require stockholder approval. On April 26, 2023, FINRA notified the Company that their review of our corporate name change, disclosed in our 8-K filed on February 1, 2023, with the SEC, was complete and that the announcement of the merger, name and symbol change for the Company had been announced on their Daily List on April 26, 2023. The corporate action took effect at the open of business on April 27, 2023, in the open market. The Company’s new trading symbol is MYCB.

Results of Operations

Three Months Ended April 30, 2023

For the three months ended April 30, 2023, we generated revenue from interest income of $12,249.

For the three months ended April 30, 2023, we incurred operating expense of $24,435, primarily professional fees, and interest expense – related parties of $45,680, resulting in a net loss of $57,866 or ($0.10) per share (basic and diluted).

Nine Months Ended April 30, 2023

For the nine months ended April 30, 2023, we generated revenue from interest income of $40,073.

For the nine months ended April 30, 2023, we incurred operating expense of $83,462, primarily professional fees, and interest expense – related parties of $87,680, resulting in a net loss of $131,069 or ($0.22) per share (basic and diluted).

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2022 to April 30, 2023:

	April 30,	July 31,
	2023	2022	Change
Current assets	$420,896	$337,198	$83,698
Current liabilities	$3,402,712	$28,635	$3,374,077
Working capital deficiency	$(2,981,816)	$308,563	$(3,290,379)

The following table summarizes our cash flow for the nine months ended April 30, 2023:

Nine months ended
April 30,
2023
Cash used in operating activities	$(105,618)
Cash used in investing activities	$(2,999,552)
Cash provided by financing activities	$3,162,500
Cash on hand	$58,048

The cash flow used in operating activities for the nine months ended April 30, 2023, reflects our net loss of $131,069. This amount was decreased by amounts due to related parties of $38,710, and increased by accrued interest income of $4,163, accounts payable and accrued liabilities of $2,348 and deferred interest income of $6,748.

For the nine months ended April 30, 2023, the Company received cash from loan receivable of $339,068 and used $2,679,500 for investment, $179,310 for loan receivable, and $479,810 for payment of construction.

For the nine months ended April 30, 2023, the Company received advance from related parties of $4,039,300 and repaid $876,800 to related parties.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2023, we incurred net loss of $130,069 and net cash used in operating activities of $105,618. As of April 30, 2023, we had an accumulated deficit of $154,306. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2023, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole principal being our chief executive and financial officer and sole director, and our limited internal audit function, our disclosure controls were not effective as of April 30, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

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

During the period ended April 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On March 23, 2023, RAC was awarded a judgement from the District Court in Clark County Nevada enabling the company to cancel the Common Shares held in the name of HUI PING LIU which was connected to the former CEO Daniel Tsai that issued the shares to HUI PING LIU with no consideration.

On May 19, 2023, RAC filed a complaint for breach of two promissory notes entered into with Fix Pads Holdings, LLC and for injunctive relief in the 11th Judicial Circuit Court in Miami-Dade County Florida, as well as an emergency motion for temporary injunction enjoining Fix Pads Holdings, LLC from selling, transferring, conveying or otherwise disposing of any real property assets pledged as collateral in relation to the two promissory notes entered into between RAC and Fix Pads. In addition to the injunctive relief sought above, RAC is also seeking damages for breach of the promissory notes. After RAC filed and served the lawsuit, Fix Pads removed the lawsuit to the United States District Court for the Southern District of Florida on May 24, 2023. As such, the case will now be proceeding in the Southern District of Florida. RAC has re-filed its motion for injunctive relief before the District Court. The motion is pending. Given the early stage of the proceedings, there are no additional developments to report at this time.

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

MY CITY BUILDERS, INC.

Dated: June 14, 2023	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

