Form 10-K
period 2023-07-31
My City Builders, Inc.
filed 2023-11-14
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-55233

My City Builders, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

100 Biscayne Blvd., #1611, Miami, FL 33132

(Address of principal executive offices)

Registrant’s telephone number, including area code: (786) 553-4006

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $429,646.

As of November 13, 2023, the registrant had 586,686 shares of common stock outstanding.

Documents incorporated by reference.

None

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to My City Builders, Inc., its wholly-owned subsidiary, RAC Real Estate Acquisition Corp., a Wyoming corporation and the majority owned subsidiary, RAC Gadsden LLC, a Alabama corporation, unless the context indicates otherwise.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	Our ability to obtain the necessary financing for us to develop the business we are seeking to develop;

•

Our stock being traded on the OTC Pink market maintained by OTC Markets, which, according to the OTC Markets website is “designed for companies with financial reporting problems, economic distress, or in bankruptcy”;

•	The lack of liquidity and trading in our common stock;

•	The low price of our common stock;

•	Our failure to have effective internal controls over financial accounting and disclosure controls and the cost of developing and installing effective internal controls;

•	Changes in national, regional and local government regulations, taxation, controls and political and economic developments that affect our current business model;

•	Our ability to obtain and maintain any permits necessary for any business we may seek to enter;

•	Our ability to identify, hire and retain qualified executive, administrative, research and development, and other personnel;

•	The costs associated with defending and resolving potential legal claims, even if such claims are without merit;

•	The development of a significant market for our common stock;

•	Actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price;

•	Significant dilution which is likely to result from any acquisition we may make or from any new management team we may engage or in connection with any financing;

•	The effect of tariffs on our current business model;

•	Risks generally associated with the business we are seeking to develop;

•	Current and future economic and political conditions;

•	The impact of changes in accounting rules on our financial statements;

•	Other assumptions described in this annual report; and

•	Other matters that are not within our control.

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

In July of 2022 we acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation (RAC). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which we will buy and develop real estate for sale or rent of low-income housing. We plan to invest in three sectors of this market by (i) buying, refurbishing, and selling traditional foreclosures, (ii) buying, developing and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location, and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools.

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

Since the acquisition of RAC, the Company, through our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings, LLC and has 15 homes under construction in the LLC of which 10 homes have been sold in the LLC and 6 of the 11 homes completed have been sold under the two promissory notes.

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

As of April 30, 2023, RAC has invested $2,679,500 into RAC FIXPADS II of which $2,300,000 was invested for the rehabilitation of homes held in the LLC and $379,500 has been wired to Title Vest to clear 55 titles of taxes and any back fees owed to rehabilitate the homes for sell or rent. Currently, RAC has decided to cease further development with Fix Pads LLC & Fix Pads Holdings.

On March 27, 2023, RAC, a wholly owned subsidiary of the Company entered into a Limited Liability Company Agreement dated effective March 27, 2023, (the “Agreement”) with, Frank Gillen, an individual (“Mr. Gillen”) and Michael Colvard, an individual (“Mr. Colvard”). The purpose of the LLC is to build 3-bedroom 2-bathroom single-family low-income homes in Gadsden Alabama. On May 05, 2023, Mr. Colvard’s construction agreement with RAC was terminated and Mr. Colvard transferred his 1% and withdrew as a member and manager of the LLC.

On April 27, 2023, RAC closed on twenty lots in Gadsden Alabama. RAC ordered and received the three steel framed “pre-engineered” homes for the Gadsden Land Bank project and based on increased labor costs with the steel framed homes along with high transportation costs RAC has decided to build traditional “stick built” homes in Gadsden Alabama. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1260 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent. As of July 31, 2023, RAC has started the construction on nine out of the twenty Gadsden properties with four of the homes to be completed by August 2023 ready to lease and the remaining five homes under construction are projected to be completed by the 2nd quarter of the July 31, 2024 year end.

Organization

We are a Nevada corporation incorporated on October 26, 2010, under the name Oconn Industries Corp. On March 11, 2014, we changed our corporate name to Diamante Minerals, Inc. On March 20, 2018, we changed our corporate name to iMine Corporation. On January 31, 2023, we changed our corporate name to My City Builders, Inc.

Our address is 100 Biscayne Blvd., #1611, Miami FL 33132, telephone (786) 553-4006. Our corporate website is www.mycitybuilders.com.

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

Employees

We have two employees, our Chief Executive Officer and Vice President, Jose Maria Eduardo Gonzalez Romero, who provides his services to us on a part-time basis and Yolanda Goodell Vice President that also provides her services on a part time bases

ITEM 1A. RISK FACTORS

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

At July 31, 2023, we have cash of $151,718 and a working capital deficit of approximately $3,545,848, and, because our only current source of revenue is interest income from two promissory notes the Company acquired in connection with our business plan. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our delinquent SEC quarterly reports. If we are unable to implement our business plan because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

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

Our financial statements include a going-concern paragraph. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2023, the Company incurred a net loss of $2,022,635. As of July 31, 2023, the Company had an accumulated deficit of $2,045,818 and has nominal revenues since inception and only recently engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

Our common stock trades on the OTC Pink marketplace under the symbol MYCB. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition together with the fact that we presently have two part-time employees, one of which is both our chief executive officer and chief financial officer and does not have an accounting background, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing. Further, we cannot assure you that, if we make an acquisition, we will be able to implement internal controls over financial reporting. Because we anticipate that any company, we may acquire will not have internal controls over financial reporting in effect, we cannot assure you that we will be able to implement such internal controls.

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

•	the risks associated with any business we may acquire or any business we may seek to develop;

•	the anticipated or actual results of our operations;

•	changes in market valuations of other companies in our industry;

•	litigation or changes in regulations affecting our industry;

•	concern about our lack of internal controls;

•	any discrepancy between anticipated or projected results and actual results of our operations;

•	the effect or anticipated effect of changes in trade and tariffs on our business;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

•	other factors not within our control.

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

ITEM 3. LEGAL PROCEEDINGS

On March 23, 2023, RAC was awarded a judgement from the District Court in Clark County Nevada enabling the company to cancel common shares held in the name of HUI PING LIU. These shares were originally issued to HUI PING LIU for no consideration by our former CEO Daniel Tsai.

On May 19, 2023, RAC filed a complaint for breach of two promissory notes entered into with Fix Pads Holdings, LLC and for injunctive relief in the 11th Judicial Circuit Court in Miami-Dade County Florida, as well as an emergency motion for temporary injunction enjoining Fix Pads Holdings, LLC from selling, transferring, conveying or otherwise disposing of any real property assets pledged as collateral in relation to the two promissory notes entered into between RAC and Fix Pads. In addition to the injunctive relief sought above, RAC is also seeking damages for breach of the promissory notes. After RAC filed and served the lawsuit, Fix Pads removed the lawsuit to the United States District Court for the Southern District of Florida on May 24, 2023. As such, the case will now be proceeding in the Southern District of Florida. RAC has obtained temporary injunctive relief against Fix Pads.

On July 7, 2023, RAC filed a complaint for appointment of receiver, breach of LLC agreement, and breach of fiduciary duty in the 11th Judicial Circuit Court of Miami-Dade County, Florida against Fix Pads Holdings LLC, FixPads Management, LLC and RAC FixPads II, LLC. RAC seeks for a receiver to be appointed to wind up the real property assets of RAC FixPads II, LLC and for damages for breach of the joint venture agreement.

On October 2, 2023, the parties participated in a global mediation concerning both lawsuits. The parties have reached a tentative verbal agreement on all material terms to resolve both lawsuits and are in the process of finalizing the agreement.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink marketplace under the symbol MYCB. From April 2014 until May 3, 2018, our common stock was quoted under the symbol DIMN and from May 4, 2018 until April 26, 2023, our common stock was quoted under the symbol JRVS.

Stockholders of Record

As of October 28, 2023, we had approximately 35 record holders of our common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Transfer Agent

Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone (813) 344-4490, is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2023, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2023.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter ended July 31, 2023.

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

Overview

In July of 2022 we acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation (RAC). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which we will buy and develop real estate for sale or rent of low-income housing. We plan to invest in three sectors of this market by (i) buying, refurbishing, and selling traditional foreclosures, (ii) buying, developing and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location, and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools.

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022 with, Fix Pads Holdings, LLC a South Carolina limited liability company. The note has a 12% interest rate per annum and is secured by mortgages or deeds of trust on 7 properties. Consideration for the note was paid in part by the Company in the amount of $328,625.72 and in part by an investor, Frank Campanaro, in the amount of $328,625.73 (together both amounts equal $657,251.45).

On August 18, 2022, the Company received a promissory note, in the principal amount of $358,620 from, and entered into a loan agreement, with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum and is secured by mortgages or deeds of trust on 4 properties. Consideration for the note was paid in part by the Company in the amount of $175,006.56 and in part by Mr. Campanaro, in the amount of $175,006.56 (together both amounts equal $350,013.12).

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fixed Pads Holdings. As a result of the agreement, RAC and fix pads formed a limited liability company called RAC FIXPADS II, LLC, incorporated in the state of Delaware. The purpose of which is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property, as well as carry on any lawful business, purpose or activity. The LLC is managed by a manager, Fix Pads.

Since the acquisition of RAC, the Company, through Fix Pads, our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings, LLC and has 15 homes under construction in the LLC of which 10 homes have been sold in the LLC and 6 of the 11 homes completed have been sold under the two promissory notes.

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

As of April 30, 2023, RAC has invested $2,679,500 into the RAC FIXPADS II of which $2,300,000 was invested for the rehabilitation of homes held in the LLC and $379,500 has been wired to Title Vest to clear 55 titles of taxes and any back fees owed to rehabilitate the homes for sell or rent. Currently, RAC has decided to cease further development with Fix Pads LLC & Fix Pads Holdings.

On March 27, 2023, RAC, a wholly owned subsidiary of the Company entered into a Limited Liability Company Agreement dated effective March 27, 2023, (the “Agreement”) with, Frank Gillen, an individual (“Mr. Gillen”) and Michael Colvard, an individual (“Mr. Colvard”). The purpose of the LLC is to build 3-bedroom 2-bathroom single-family low-income homes in Gadsden Alabama. On May 05, 2023, Mr. Colvard’s construction agreement with the LLC was terminated and Mr. Colvard transferred his 1% and withdrew as a member and manager of the LLC.

On April 27, 2023, RAC closed on twenty lots in Gadsden Alabama. RAC ordered and received 3 steel framed “pre-engineered” homes for the Gadsden Land Bank project and based on increased labor costs with the steel framed homes along with high transportation costs RAC has decided to build traditional “stick built” homes in Gadsden Alabama. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1260 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent. As of July 31, 2023, RAC has started the construction on 9 out of the 20 Gadsden properties with 4 of the homes to be completed by August 2023 ready to lease and the remaining 5 homes under construction are projected to be completed by the 2nd quarter of the July 31, 2024 year end.

Prior to March 16, 2018, we were engaged in the development of mining assets. We never generated any revenue from this business and as of April 30, 2018, all of the assets associated with the mining business were fully reserved against and have no value. On March 16, 2018, we had a change in management and changed our business to developing the business of designing and selling computer equipment which can be used for the mining of cryptocurrency. In April 2019, our sole director and officer resigned and we discontinued the business of designing and selling computer equipment for the cryptocurrency business, from which we did not generate any revenue. On August 14, 2019, the then sole officer and director resigned and Jose Maria Eduardo Gonzalez Romero was elected as our sole officer and director.  In 2018 we purchased certain equipment for $500,000 borrowed from Mr. Romero. The equipment was never delivered to us in the United States, and on October 29, 2021, we entered into a settlement agreement with Gygabyte whereby we paid $10,790 to Gigabyte. Four pallets of equipment were received from Taiwan and then immediately listed for sell. With the Ethereum mining moved to the cloud and since this equipment was purchased over three years ago most of this equipment became worthless so management is not relying on any return of funds on this equipment and there is no assurance if this can be assembled and mined or sold..

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

Result of operations

From inception (May 11, 2022) to July 31, 2023

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

		May 11,2022
	Year Ended	(Inception) to
	July 31,	July 31,
	2023	2022	Change
Revenue	$49,187	$1,106	$48,081
Operating expenses	202,462	24,344	178,118
Other expense	1,869,360	-	1,869,360
Net loss	$2,022,635	$23,238	$1,999,397

For the year ended July 31, 2023, and the inception (May 11, 2022) to July 31, 2022, we generated revenue from interest income of $49,187 and $1,106, respectively.

We incurred operating expenses of $202,462, primarily professional fees, resulting in a loss from operations of $153,275. We incurred impairment loss on investment of $1,732,000 and interest expense – related parties of $137,360 as other expenses, resulting in a net loss of $2,022,635, or ($3.41) per share (basic and diluted).

We incurred operating expenses of $24,344, primarily professional fees, resulting in a loss from operations of $23,238. We did not incur other expenses, resulting in a net loss of $23,238, or ($0.10) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes our working capital at July 31, 2023 and 2022:

	July 31,	July 31,
	2023	2022	Change
Current assets	$418,262	$337,198	$81,064
Current liabilities	$3,964,110	$28,635	$3,935,475
Working capital deficiency	$(3,545,848)	$308,563	$(3,835,411)

Our total current assets as of July 31, 2023, were $418,262 as compared to total current assets of $337,198 as of July 31, 2022. The increase in current assets was primarily due to an increase in cash and prepaid expense offset by a decrease in loan receivable.

Our total current liabilities as of July 31, 2023, were $3,964,110 as compared to total current liabilities of $28,635 as of July 31, 2022. The increase in current liabilities was primarily due to an increase in due to related parties.

The following tables summarize our cash flows from inception to July 31, 2023.

		May 11,2022
	Year Ended	(Inception) to
	July 31,	July 31,
	2023	2022	Change
Cash used in operating activities	$(257,338)	$(9,669)	$(247,669)
Cash used in investing activities	$(3,270,362)	$(328,291)	$(2,942,071)
Cash provided by financing activities	$3,678,700	$338,678	$3,340,022
Cash on hand	$151,718	$718	$151,000

Operating activities

The cash flow used in operating activities for the year ended July 31, 2023, reflects the net loss of $2,022,635, adjusted by impairment loss of $1,732,000 and change in operating assets and liabilities of $33,297.

The cash flow used in operating activities for the inception (May 11, 2022) to July 31, 2022, reflects the net loss of $23,238, adjusted by non-cash interest income of $1,106, increased by accounts payable and accrued liabilities of $8,850 and due to related parties of $5,825.

Investing activities

For the year ended July 31, 2023, the Company received cash from collection of loan receivable of $287,220, collection of loan receivable for third party investor of $185,504 and used investment of $2,679,500, advance on loan receivable of $179,310 and payment for construction of $884,276.

For the inception (May 11, 2022) to July 31, 2022, the Company received cash from acquisition of subsidiary of $335 and used $328,626 for advance on loan receivable.

Financing activities

For the year ended July 31, 2023, the Company received advances from related parties of $5,052,300 and repaid $1,373,600 to related parties.

For the inception (May 11, 2022) to July 31, 2022, the Company received cash from issuance of Series A Preferred stock of $500,000 and repaid $161,322 to related parties.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2023, the Company incurred a net loss of $2,022,635. As of July 31, 2023, the Company had an accumulated deficit of $2,045,818. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2023. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, July 31, 2023

•	Report of Independent Registered Public Accounting Firm (PCAOB ID 2851)

•	Consolidated Balance Sheets at July 31, 2023 and 2022

•	Consolidated Statements of Operations for the year ended July 31, 2023 and from May 11, 2022 (inception) to July 31, 2022

•	Consolidated Statements of Changes in Stockholders’ Equity for the year ended July 31, 2023 and from May 11, 2022 (inception) to July 31, 2022

•	Consolidated Statements of Cash Flows for the year ended July 31, 2023 and from May 11, 2022 (inception) to July 31, 2022

•	Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreement or reportable event requiring disclosure under this item has occurred.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2023, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and the absence of any accounting staff, our disclosure controls were not effective as of July 31, 2023, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2023.

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

Changes in Internal Control over Financial Reporting.

During the year ended July 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jose Maria Eduardo Gonzalez Romero	50	Chief executive officer, chief financial officer, president, secretary and director
Yolanda Goodell	39	Vice president and director
Francis Pittilloni	37	Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. For the year ending July 31, 2023, all Section 16(a) filings were filed by all individuals required to make such filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2023 and 2022, earned by or paid to our executive officers who served in that capacity during the year ended July 31, 2023.

Name and			Bonus	Stock	Options/ Warrant	Non-Equity Plan	Nonqualified Deferred	All Other
Principal Position	Year	Salary	Awards	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Jose Maria Eduardo Gonzalez Romero[1]	2023	-	-	-	-	-	-	-	-
CEO, CFO	2022	-	-	-	-	-	-	-	-

_________

1 Jose Maria Eduardo Gonzalez Romero is serving on a monthly basis for no compensation.

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

There are no outstanding equity awards at July 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of October 27, 2023 by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of October 27, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	% of shares (Common Stock)	Amount and Nature of Beneficial Ownership (Preferred A Stock)[1]	% of Shares (Preferred A Stock)
Jose Maria Eduardo Gonzalez Romero PH Torre La Cresra #11, Bellavista, Panama City, PM	281,513	47.9%
Yolanda Goodell 11153 SW 37th MNR, Davie, FL 33328	19,513	3.3%	33,333	33.3%
Francis Pittilloni 100 Biscayne Blvd., Suite 1611, Miami, FL 33132	19,513	3.3%	33,333	33.3%
All officers and directors as a group		53.8%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, KCCW Accountancy Corp. for the years ended July 31, 2023, and 2022 for the categories of services indicated.

KCCW Accountancy Corp.

	Year Ended July 31,
	2023	2022
Audit fees	$34,000	$13,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection with our registration statement.

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and plan of reorganization dated July 1, 2022, between the Company and RAC Real Estate Acquisition Corp, a Wyoming Corporation	8-K	000-55233	2.1	7/7/2022
2.2	Agreement and Plan of Merger dated January 31, 2023, between the Company and My City Builders, Inc.	8-K/A	000-55233	2.1	2/7/2023
3.1	Amended and Restated Articles of Incorporation dated June 6, 2022	14C	000-55233	Exhibit A	4/8/2022
3.2	Articles of Merger of My City Builders, Inc., and the Company dated February 1, 2023	8-K/A	000-55233	3.1	2/7/2023
3.3	By laws of the Company	S-1	333-184830	3.2	11/8/2012
10.1	Employment agreement dated August 14, 2019, between the Company and Jose Maria Eduardo Gonzalez Romero	8-K	000-55233	99.1	8/15/2019
10.2	Loan agreement dated July 18, 2022, between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	7/29/2022
10.3	12% secured promissory note dated July 22, 2022	8-K	000-55233	99.2	7/29/2022
10.4	Partial assignment of promissory note dated July 25,2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	7/29/2022
10.5	Loan agreement dated August 18, 2022 between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	8/26/2022
10.6	12% secured promissory note dated August 18,2022	8-K	000-55233	99.2	8/26/2022
10.7	Partial assignment of promissory note dated August 18, 2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	8/26/2022
10.8	Limited liability Company Agreement of RAC FIXPADS II, LLC dated effective October 4, 2022	8-K	000-55233	99.1	10/11/2022
14.1	Code of Ethics	10-K	333-184830	14.1	8/29/2013
31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbannes Oxley Act of 2002					X
32.1	Section 1350 certification of the principal executive officer and principal financial officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Document					X
101.CAL	XBRL Taxonomy Calculation Document					X
101.DEF	XBRL Taxonomy Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023

My City Builders, Inc.

By:	/s/ Jose Maria Eduardo Gonzalez Romero
Name:	Jose Maria Eduardo Gonzalez Romero
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Maria Eduardo Gonzalez Romero	Chief executive officer, chief financial officer	November 14, 2023
Jose Maria Eduardo Gonzalez Romero	and director (principal executive and financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

My City Builders, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of My City Builders, Inc. (the “Company”) as of July 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for year ended July 31, 2023 and the period from May 11, 2022 (inception) to July 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the periods then ended, in conformity with the generally accepted accounting principles in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that My City Builders, Inc. will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee or the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Impairment Assessment

Description of the Matter

As described in Note 6 and 10 to the consolidated financial statements, the Company invested $2,679,500 pursuant to the Limited Liability Company Agreement entered on October 4, 2022. In 2023, the Company filed a complaint for breach of the Limited Liability Company Agreement, and both parties participated in a mediation concerning the lawsuit. As of the date of this report, both parties are in process of finalizing the mediation agreement.

Investment is tested for impairment at least annually and the determination of the fair value of the investment requires management to make significant estimates and assumptions. The litigation for the breach of Limited Liability Company Agreement could indicate that the carrying value of investment may not be recoverable. If the carrying value of the investment is determined to not be recoverable, an impairment charge is recognized equal to the amount by which the carrying value exceeds its estimated fair value.

Auditing the Company's impairment assessment is challenging because of the subjective auditor judgment necessary in evaluating management's assumptions and assessment of the estimated fair value.

How We Addressed the Matter in Our Audit

Our primary audit procedures to address management’s assessment regarding the impairment include:

●	Obtaining an understanding and reviewing the tentative agreement on all material terms to concerning this matter.

●	Obtaining an understanding and evaluating management’s assumptions and assessment in determining the estimated fair value of the investment and the impairment charge.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2022.

Diamond Bar, California

November 14, 2023

My City Builders, Inc.

Consolidated Balance Sheets

	July 31,	July 31,
	2023	2022
ASSETS
Current Assets
Cash	$151,718	$718
Prepaid expenses	34,858	-
Loan receivable	228,570	336,480
Accrued interest income	3,116	-
Total Current Assets	418,262	337,198

Property and equipment	884,276	-
Investment	947,500	-
TOTAL ASSETS	$2,250,038	$337,198

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$237,888	$13,075
Deferred interest income	-	6,748
Due to related parties	3,726,222	8,812
Total Current Liabilities	3,964,110	28,635

TOTAL LIABILITIES	3,964,110	28,635

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 586,686 and 595,986 shares issued and outstanding, respectively	587	596
Additional paid in capital	331,114	331,105
Accumulated deficit	(2,045,818)	(23,238)
Equity (deficit) attributable to stockholders of My City Builders, Inc.	(1,714,017)	308,563
Noncontrolling interests	(55)	-
Total Equity (Deficit)	(1,714,072)	308,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,250,038	$337,198

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Operations

		May 11,2022
	Year Ended	(Inception) to
	July 31,	July 31,
	2023	2022

Interest income	$49,187	$1,106

Operating expenses
General and administrative	24,531	59
Professional fees	177,931	24,285
Total operating expenses	202,462	24,344

Loss from operations	(153,275)	(23,238)

Other income and expense
Impairment loss on investment	(1,732,000)	-
Interest expense- related party	(137,360)	-
Total other expense	(1,869,360)	-

Loss before income taxes	(2,022,635)	(23,238)
Provision for income taxes	-	-
Net Loss	(2,022,635)	(23,238)
Less: Net loss attributable to noncontrolling interests	(55)	-
Net loss attributable to stockholders of My City Builders, Inc.	$(2,022,580)	$(23,238)

Basic and diluted loss per share of common stock	$(3.41)	$(0.10)
Basic weighted average number of common shares outstanding	592,744	228,093

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A
	Preferred Stock		Common Stock		Additional			Non-
	Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)	controlling interest	Total Equity (Deficit)

Balance - Inception May 11, 2022	-	$-	-	$-	$-	$-	$-	$-	$-

Series A preferred stock issued to founders	100,000	100	-	-	499,900	-	500,000	-	500,000
Reorganization	-	-	595,986	596	(168,795)		(168,199)	-	(168,199)
Net loss			-	-	-	(23,238)	(23,238)	-	(23,238)
Balance - July 31, 2022	100,000	100	595,986	596	331,105	(23,238)	308,563	-	308,563

Common stock cancelled	-	-	(10,000)	(10)	10	-	-	-	-
Reverse stock split adjustment	-	-	700	1	(1)	-	-	-	-
Net loss			-	-	-	(2,022,580)	(2,022,580)	(55)	(2,022,635)
Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Cash Flows

		May 11, 2022
	Year Ended	(Inception) to
	July 31,	July 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,022,635)	$(23,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest income	-	(1,106)
Impairment loss on investment	1,732,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(34,858)	-
Accrued interest income	(3,116)	-
Accounts payable and accrued liabilities	39,309	8,850
Deferred interest income	(6,748)	-
Due to related parties	38,710	5,825
Net cash used in operating activities	(257,338)	(9,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from acquisition of subsidiary	-	335
Investment	(2,679,500)	-
Advance on loan receivable	(179,310)	(328,626)
Collection of loan receivable	287,220	-
Collection of loan receivable for third party investor	185,504	-
Payment for construction	(884,276)	-
Net cash used in investing activities	(3,270,362)	(328,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred Stock	-	500,000
Advances from related parties	5,052,300	-
Repayments to related parties	(1,373,600)	(161,322)
Net cash provided by financing activities	3,678,700	338,678

Net change in cash	151,000	718
Cash, beginning of period	718	-
Cash, end of period	$151,718	$718

Supplemental cash flow information
Cash paid for interest	$137,360	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock cancelled	$10	$-
Reverse stock split adjustment	$1	$-

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Notes to Consolidated Financial Statements

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

As a result of the Agreement, RAC, Mr. Gillen and Mr. Colvard formed a limited liability company called RAC Gadsden, LLC (“Gadsden”) incorporated in the state of Alabama. Gadsden will continue until terminated pursuant to the Agreement or as provided for under the laws of Alabama. The purpose of Gadsden is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property. Gadsden has three members, RAC, Mr. Gillen and Mr. Colvard with an initial contribution of $98, $1 and $1, respectively, in exchange for a membership interest of 98%, 1%, and 1%, respectively. Each member is entitled to vote in accordance with their respective membership interest. Gadsden is a member managed LLC. On May 5, 2023 Mr. Colvard transferred his 1% and withdrew as a member of Gadsden.

Share Exchange and Reorganization

On July 1, 2022, the Company entered into an Agreement and Plan of Reorganization dated June 30, 2022 with RAC, and the shareholders of RAC, namely Frank Gillen, Francis Pittilloni, and Yolanda Goodell (the “Shareholders”), whereby the Company issued to the Shareholders a combined 100,000 shares of Series A Preferred Stock, par value of $0.001 per share in consideration for a combined 1,000 shares of RAC common stock, par value $0.001, held by the Shareholders, which represents 100% of the issued and outstanding capital stock of RAC. As a result, RAC becomes a wholly owned subsidiary of the Company. Shareholders of RAC paid a combined capital contribution of $500,000 in cash as consideration for their combined 1,000 shares of RAC common stock.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by RAC and resulted in a recapitalization with RAC being the accounting acquirer and the Company as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, RAC, and have been prepared to give retroactive effect to the reverse acquisition completed on June 30,2022 and represent the operations of RAC. The consolidated financial statements after the acquisition date, June 30, 2022, include the balance sheets of both companies at fair value, the historical results of RAC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at July 31, 2023.

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

F-9

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

Financial instruments, including cash, prepaid expense, accrued interest income, accounts payable and accrued liabilities, deferred interest income, and due to related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent; 27 years.  Construction in progress is not depreciated until ready for service.

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

The Company records interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement and underlying debt instrument, to the extent that such amounts are expected to be collected. Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may not apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to the principal.

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

Income Taxes

The Company provides income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of July 31, 2023, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2023, the Company incurred a net loss of $2,022,635. As of July 31, 2023, the Company had an accumulated deficit of $2,045,818. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2024. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – LOAN RECEIVABLE

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022, with, Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable of $672,960. Consideration for the note was paid in part by the Company in the amount of $328,626, net of prepayment interest and in part by a third-party investor in the amount of $328,626.

On August 18, 2022, the Company issued the promissory note of $358,620. The note has a 12% interest rate per annum payable of $358,620 and is due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007, net of prepayment interest and in part by a third-party investor in the amount of $175,007.

During the year ended July 31, 2023, the Company collected principal of $444,325 and interest of $67,457, of which principal of $157,105 and interest of $28,398 were collected on behalf of a third-party investor. During the years ended July 31, 2023 and 2022, the Company recorded interest income of $49,187 and $1,106, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

As of July 31, 2023 and 2022, property and equipment consist of as follows;

	July 31,	July 31,
	2023	2022
Homes	$550,680	$-
Construction in progress	333,596	-
	$884,276	$-

As of July 31, 2023, three (3) homes were completed and $550,680 was recorded as Homes, the construction in progress of $333,596 consists of the cost of titles and construction for six (6) homes which have not been completed. Four (4) homes have been available for lease in August 2023 and the remaining Five (5) homes should be completed and ready for lease in the first and second quarters of the year ended July 31, 2024.   Construction in progress is not depreciated until ready for service.

During August 2023, the Company entered into a lease agreement with monthly lease of $1,250 for period of one year. The remaining two finished homes are on the market for lease at the same rental price.

NOTE 6 – INVESTMENT

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property.

During the year ended July 31, 2023, the Company invested $2,679,500 and recognized impairment loss of $1,732,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the years ended July 31, 2023 and 2022, the Company's shareholders paid operating expenses of $38,710 and $5,825 on behalf of the Company, respectively. The advances are unsecured, due on demand and non-bearing interest.

During the year ended July 31, 2023, the Company’s related party advanced $2,670,300 to the Company. The advances are unsecured, due on demand and non-bearing interest.

During the year ended July 31, 2023, the Company’s officers advanced $190,000 to the Company. The advances are unsecured, due on demand and interest 10% of advanced amount will be interest expense when the Company repays.

During the year ended July 31, 2023, the Company’s related parties advanced $2,192,000 and the Company repaid $1,373,600. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the year ended July 31, 2023, the Company recognized and paid interest expense of $137,360.

As of July 31, 2023, and 2022, the Company had due to related parties of $3,726,222 and $8,812, respectively.

NOTE 8 - EQUITY

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

On July 1, 2022, the Company issued all 100,000 shares of the Series A Preferred Stock for acquisition of RAC (see Note 1).

As of July 31, 2023, and 2022, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

On July 1, 2022, the Company recognized the equity of My City Builders as part of the reorganization which resulted in the Company recognizing the issued and outstanding 595,986 shares of common stock.

During the year ended July 31, 2023, the Company issued 700 shares of common stock for an adjustment of reverse stock split in June 2022.

During the year ended July 31, 2023, a shareholder returned 10,000 shares of common stock and the Company canceled 10,000 shares of common stock.

As of July 31, 2023, and 2022, the Company had 586,686 and 595,986 shares of common stock issued and outstanding, respectively.

As of July 31, 2023, and 2022, the Company had no options and warrants outstanding.

NOTE 9 - INCOME TAXES

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

		May 11,2022
	Year Ended	(Inception) to
	July 31,	July 31,
	2023	2022

Loss for the year	$(2,022,635)	$(23,238)

Income tax (benefit) at statutory rate	$(424,753)	$(4,880)
Change in valuation allowance	424,753	4,880
Income tax expense	$-	$-

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2023.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2023	2022

Non-operating loss carryforward	$429,633	$4,880
Valuation allowance	(429,633)	(4,880)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 10 – LEGAL PROCEEDINGS

On May 19, 2023, RAC filed a complaint for breach of two promissory notes entered into with Fix Pads Holdings, LLC and for injunctive relief in the 11th Judicial Circuit Court in Miami-Dade County Florida, as well as an emergency motion for temporary injunction enjoining Fix Pads Holdings, LLC from selling, transferring, conveying or otherwise disposing of any real property assets pledged as collateral in relation to the two promissory notes entered into between RAC and Fix Pads. In addition to the injunctive relief sought above, RAC is also seeking damages for breach of the promissory notes. After RAC filed and served the lawsuit, Fix Pads removed the lawsuit to the United States District Court for the Southern District of Florida on May 24, 2023. As such, the case will now be proceeding in the Southern District of Florida. RAC has obtained temporary injunctive relief against Fix Pads.

On July 7, 2023, RAC filed a complaint for appointment of receiver, breach of Limited Liability Company Agreement, and breach of fiduciary duty in the 11th Judicial Circuit Court of Miami-Dade County, Florida against Fix Pads Holdings LLC, FixPads Management, LLC and RAC FixPads II, LLC. RAC seeks for a receiver to be appointed to wind up the real property assets of RAC FixPads II, LLC and for damages for breach of the joint venture agreement.

On October 2, 2023, the parties participated in a global mediation concerning both lawsuits. The parties have reached a tentative verbal agreement on all material terms to resolve both lawsuits and are in the process of finalizing the agreement.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 31, 2023 to the date on which the financial statements are available to be issued. Based on our evaluation no material events have occurred that require disclosure.

