Form 10-Q
period 2023-10-31
My City Builders, Inc.
filed 2023-12-01
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

My City Builders, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Biscayne Blvd., #1611, Miami FL 33132

(Address of principal executive offices)

786-553-4006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

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

As of December 1, 2023, there were 586,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2023, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2023	2023
ASSETS
Current Assets
Cash	$220,420	$151,718
Prepaid expenses	28,904	34,858
Loan receivable	228,570	228,570
Accrued interest income	2,851	3,116
Total Current Assets	480,745	418,262

Property and equipment, net	973,308	884,276
Investment	947,500	947,500
TOTAL ASSETS	$2,401,553	$2,250,038

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$266,270	$237,888
Due to related parties	3,712,822	3,726,222
Total Current Liabilities	3,979,092	3,964,110

Loans payable, net	215,110	-
TOTAL LIABILITIES	4,194,202	3,964,110

Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
586,686 shares issued and outstanding	587	587
Additional paid in capital	331,114	331,114
Accumulated deficit	(2,124,315)	(2,045,818)
Deficit attributable to stockholders of My City Builders, Inc.	(1,792,514)	(1,714,017)
Noncontrolling interests	(135)	(55)
Total Deficit	(1,792,649)	(1,714,072)
TOTAL LIABILITIES AND DEFICIT	$2,401,553	$2,250,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Operations

 (Unaudited)

	Three months ended
	October 31,
	2023	2022

Interest income	$-	$14,255
Rental income	3,950	-
	3,950	14,255

Operating expenses
General and administrative	9,805	325
Professional fees	57,536	36,127
Depreciation	5,928	-
Total operating expenses	73,269	36,452

Loss from operations	(69,319)	(22,197)

Other income and expense
Interest expense- related party	(9,258)	-
Total other expense	(9,258)	-

Loss before income taxes	(78,577)	(22,197)
Provision for income taxes	-	-
Net Loss	(78,577)	(22,197)
Less: Net loss attributable to noncontrolling interests	(80)	-
Net loss attributable to stockholders of My City Builders, Inc.	$(78,497)	$(22,197)

Basic and diluted loss per share of common stock	$(0.13)	$(0.04)
Basic weighted average number of common shares outstanding	586,686	595,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

 (Unaudited)

	Series A				Additional		Total	Non -
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	interest	Deficit

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Net loss	-	-	-	-	-	(78,497)	(78,497)	(80)	(78,577)
Balance - October 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,124,315)	$(1,792,514)	$(135)	$(1,792,649)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563

Net loss			-	-	-	(22,197)	(22,197)
Balance - October 31, 2022	100,000	$100	595,986	$596	$331,105	$(45,435)	$286,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	Three months ended
	October 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,577)	$(22,197)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,928	-
Changes in operating assets and liabilities:
Prepaid expenses	5,954	(1,225)
Accrued interest income	265	-
Accounts payable and accrued liabilities	28,382	5,462
Deferred interest income	-	(11,051)
Due to related parties	-	31,280
Net cash (used in) provided by operating activities	(38,048)	2,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(1,389,800)
Advance on loan receivable	-	(175,007)
Collection of loan receivable	-	124,730
Payment for construction	(94,960)	-
Net cash used in investing activities	(94,960)	(1,440,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	215,110	-
Advances from related parties	90,000	1,441,000
Repayments to related parties	(103,400)	-
Net cash provided by financing activities	201,710	1,441,000

Net change in cash	68,702	3,192
Cash, beginning of period	151,718	718
Cash, end of period	$220,420	$3,910

Supplemental cash flow information
Cash paid for interest	$9,258	$-
Cash paid for taxes	$-	$-

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

As a result of the Agreement, RAC, formed a limited liability company called RAC Gadsden, LLC (“Gadsden”) incorporated in the state of Alabama. Gadsden will continue until terminated pursuant to the Agreement or as provided for under the laws of Alabama. RAC owns 98% of Gadsden and the purpose of Gadsden is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31, 2023 have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended July 31, 2023 included within the Company’s Annual Report on Form 10-K.

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

Principles of Consolidation

The consolidated financial statements include the accounts of My City Builders and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

Fair Value Measurements

As defined in ASC 820, “Fair Value Measurements.” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years.  Construction in progress is not depreciated until ready for service.

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

Lessor accounting – operating leases

We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met:

(i)	the timing and pattern of transfer of the lease component and the nonlease component(s) are the same; and
(ii)	the lease component would be classified as an operating lease if it were accounted for separately.

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases. Nonlease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses, including recoveries for utilities, repairs and maintenance and common area expenses.

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the lease accounting standard. Conversely, if the nonlease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the lease accounting standard and classify these revenues as rental income.

We commence recognition of rental income related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. Amounts received currently but recognized as revenue in future periods are classified in other liabilities in our consolidated balance sheets.

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

Interest income

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

Rental income

The Company generated rental income from operating leases, which is accounted for under ASC 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements.

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of October 31, 2023 and July 31, 2023, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2023, the Company incurred a net loss of $78,577. As of October 31, 2023, the Company had an accumulated deficit of $2,124,315. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2024. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – LOAN RECEIVABLE

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022, with Fix Pads Holdings, LLC. The note has a 12% interest rate per annum payable of $672,960. Consideration for the note was paid in part by the Company in the amount of $328,626, net of prepayment interest and in part by a third-party investor in the amount of $328,626.

On August 18, 2022, the Company issued the promissory note of $358,620. The note has a 12% interest rate per annum payable of $358,620 and is due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007, net of prepayment interest and in part by a third-party investor in the amount of $175,007.

During the three months ended October 31, 2023 and 2022, the Company recorded interest income of $0 and $14,255, respectively.

As of October 31, 2023 and July 31, 2023, the Company recorded loan receivable of $228,570 and $228,570 and accrued interest income of $2,851 and $3,116, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of October 31, 2023 and July 31, 2023, property and equipment consist of as follows;

	October 31,	July 31,
	2023	2023
Homes	$684,945	$550,680
Construction in progress	294,291	333,596
	979,236	884,276
Accumulated depreciation	(5,928)	-
Total	$973,308	$884,276

As of October 31, 2023, the construction in progress consists of the cost of titles and construction for five (5) homes which have not been completed. Four (4) homes have been completed of which two have been leased and the remaining two completed are on the market for rent. The remaining five (5) homes under construction should be ready for lease in the second quarter during the year ended July 31, 2024.

As of October 31, 2023, the Company entered into two separate lease agreements with monthly lease payments of $1,250 for period of one year for each home leased.

During the three months ended October 31, 2023, the Company recorded depreciation expense of $5,928.

NOTE 6 – INVESTMENT

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property. During the year ended July 31, 2023, the Company invested $2,679,500 and recognized impairment loss of $1,732,000. The Company did not make any additional investment or recognize additional impairment during the three months ended October 31, 2023.

As of October 31, 2023 and July 31, 2023, the Company recorded investment of $947,500.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the period ended October 31, 2022, the Company's shareholders paid operating expenses of $31,280 on behalf of the Company.  The advances are unsecured, due on demand and non-bearing interest.

During the three months ended October 31, 2023 and 2022, the Company’s related parties advanced $40,000 and $1,441,000 to the Company, and the Company repaid $85,000 and $0, respectively. The advances are unsecured, due on demand and non-bearing interest.

During the three months ended October 31, 2023, the Company’s related parties advanced $50,000 and the Company repaid $18,400. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the three months ended October 31, 2023, the Company recognized and paid interest expense of $9,258.

As of October 31, 2023 and July 31, 2023, the Company had due to related parties of $3,712,822 and $3,726,222, respectively.

NOTE 8 – LOANS PAYABLE

As of October 31, 2023, loans payable consist of as follows;

	October 31,
	2023	Interest rate	Maturity	Payment
Loan dated October 26, 2023	$114,800	9.50%	2053	$909 monthly*
Loan dated October 26, 2023	114,800	9.50%	2053	$909 monthly*
Total loans payable	229,600

Less: Unamortized debt discount	(14,490)
Total	215,110

Less: current portion of loans payable	-
Long-term loans payable	$215,110

During the three months ended October 31, 2023, the Company had DSCR loans of $229,600.

* Monthly payment of $909 for the first 120 months, and thereafter will be in the amount of $1,070.

The following table outlines maturities of our long-term loans payable, as of October 31, 2023:

Year ending July 31,
Remaining of 2024	$14,541
2025	21,812
2026	21,812
2027	21,812
2028	21,812
Thereafter	629,973
731,762
Imputed interest	(502,162)
Loan	$229,600

NOTE 9 - EQUITY

Authorized Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at par value of $0.001 per share.

Series A Preferred stock

The Company has designated 100,000 shares of preferred stock at par value of $0.001 per share.

As of October 31, 2023 and July 31, 2023, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

As of October 31, 2023 and July 31, 2023, the Company had 586,686 shares of common stock issued and outstanding.

As of October 31, 2023 and July 31, 2023, the Company had no options and warrants outstanding.

NOTE 10 – LEGAL PROCEEDINGS

On March 23, 2023, RAC was awarded a judgement from the District Court in Clark County Nevada enabling the Company to cancel 10,000 common shares held in the name of Hui Ping Liu.

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

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 31, 2023 to the date on which the financial statements are available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Agreement with Fixed Pads Holdings, (“FPH”). As a result of the agreement, RAC and FPH formed a limited liability company called RAC FIXPADS II, LLC (the “LLC”), incorporated in the state of Delaware. The purpose of which is to purchase, finance, collateralize, improve, rehabilitate, market, sell or lease property, as well as carry on any lawful business, purpose or activity. The LLC has two members RAC and FPH, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to 1 vote per member. The LLC is managed by a manager, Fix Pads Management LLC.

The Agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) FPH will transfer and assign all rights to and incidents of ownership for 60 residential properties it has title, or will have title, to the LLC, as set forth in the Agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the Agreement.

Under the Agreement profits and losses are allocated by the LLC to the members based on initial cash contributions of the members, the value of the properties contributed by FPH and the additional cash contributions by RAC. Distributions to the members under the Agreement will be made as follows: (i) from the sale of each property by the LLC, the LLC shall distribute $13,000 of the net sale proceeds to RAC and distribute and additional amount to RAC equal to the average RAC additional cash capital contribution per property, the balance net proceeds will be distributed to FPH; (ii) for any property that is leased by the LLC, RAC will have the option to buy such property from the LLC and for any such property that is not bought by RAC, any net rental income will be retained by the LLC and distributed to the members based on (a) further written agreement of the members or (b) if the members are unable to agree then on such terms as provided in the Agreement.

Since the acquisition of RAC, the Company, through our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings, LLC. FPH has completed nine (9) homes with six (6) more under construction. Of the nine (9) homes completed, seven (7) homes have been sold in the LLC with two (2) still on the market for sale.  Regarding the secured loans with FPH six (6) of the eleven (11) homes completed have been sold under the two promissory notes.

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

As of October 31, 2023, RAC has invested $2,679,500 into RAC FIXPADS II of which $2,300,000 was invested for the rehabilitation of homes held in the LLC and $379,500 has been wired to Title Vest to clear fifty-five (55) titles of taxes and any back fees owed to rehabilitate the homes for sell or rent. Currently, RAC has decided to cease further development with Fix Pads LLC & Fix Pads Holdings.

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

On April 27, 2023, RAC closed on twenty (20) lots in Gadsden Alabama. RAC ordered and received the three (3) steel framed “pre-engineered” homes for the Gadsden Land Bank project. Based on increased labor costs with the steel framed homes along with high transportation costs RAC has decided to build traditional “stick built” homes in Gadsden Alabama. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent. As of October 31, 2023, RAC has completed the construction and received occupation permits on four (4) homes and is under construction on five (5) more out of the twenty (20) Gadsden properties. Two (2) of the completed homes have been rented with the other two (2) homes on the market for rent. The remaining five homes under construction are projected to be completed by the 2nd quarter of the July 31, 2024 year end.

Results of Operations

Three Months Ended October 31, 2023 and 2022

For the three months ended October 31, 2023 and 2022, we generated revenue from interest income of $0 and $14,255 and revenue from rent income of $3,950 and $0, respectively.

For the three months ended October 31, 2023 and 2022, we incurred operating expense of $73,269 and $36,452, primarily professional fees, and interest expense – related parties of $9,258 and $0, resulting in a net loss of $78,577 or ($0.13) and $22,197 or ($0.04) per share (basic and diluted), respectively.

Liquidity and Capital Resources

The following summarizes our change in working capital from July 31, 2023 to October 31, 2023:

	October 31,	July 31,
	2023	2023	Change
Current assets	$480,745	$418,262	$62,483
Current liabilities	$3,979,092	$3,964,110	$14,982
Working capital deficiency	$(3,498,347)	$(3,545,848)	$47,501

The following table summarizes our cash flow for the three months ended October 31, 2023 and 2022:

	Three months ended
	October 31,
	2023	2022	Change
Cash provided by (used in) operating activities	$(38,048)	$2,269	$(40,317)
Cash used in investing activities	$(94,960)	$(1,440,077)	$1,345,117
Cash provided by financing activities	$201,710	$1,441,000	$(1,239,290)
Cash on hand	$220,420	$3,910	$216,510

Operating activities

The cash flow used in operating activities for the three months ended October 31, 2023, reflects our net loss of $78,577. This amount was increased by depreciation of $5,928, prepaid expenses of $5,954, accounts payable and accrued liabilities of $28,382 and accrued interest income of $265.

The cash flow used in operating activities for the three months ended October 31, 2022, reflects our net loss of $22,197. This amount was decreased by prepaid expenses of $1,225, increased by accounts payable and accrued interest of $5,462 and amounts due to related parties of $31,280. It was decreased by deferred interest income of $11,051.

Investing activities

For the three months ended October 31, 2023, the Company used $94,960 for payments of construction.

For the three months ended October 31, 2022, the Company received cash from loan receivable of $124,730 and used $1,389,800 for investment and $175,007 for loan receivable.

Financing activities

For the three months ended October 31, 2023, the Company received advance from loans payable of $215,110 and from related parties of $90,000 and repaid $103,400 to related parties.

For the three months ended October 31, 2022, the Company received advance from related parties of $1,441,000.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2023, we incurred net loss of $78,577 and net cash used in operating activities of $38,048. As of October 31, 2023, we had an accumulated deficit of $2,124,315. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2023, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting, our sole principal being our chief executive and financial officer and sole director, and our limited internal audit function, our disclosure controls were not effective as of October 31, 2023, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2023, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only principal who serves as both chief executive officer and chief financial officer, who is our sole director, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MY CITY BUILDERS, INC.

Dated: December 1, 2023	/s/ Jose Maria Eduardo Gonzalez Romero
Jose Maria Eduardo Gonzalez Romero
Chief Executive Officer and Chief Financial Officer

