Form 10-Q
period 2024-01-31
My City Builders, Inc.
filed 2024-03-15
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March,15 2024, there were 11,986,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

2

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Consolidated Financial Statements

January 31, 2024

  My City Builders, Inc.

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2024	2023
ASSETS
Current Assets
Cash	$33,406	$151,718
Prepaid expenses	24,858	34,858
Loan receivable	228,570	228,570
Accrued interest income	2,851	3,116
Total Current Assets	289,685	418,262

Property and equipment, net	1,264,560	884,276
Investment	-	947,500
TOTAL ASSETS	$1,554,245	$2,250,038

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$240,463	$237,888
Deferred rent income	170	-
Due to related parties	505,000	3,726,222
Loans payable -current portion, net	50,410	-
Total Current Liabilities	796,043	3,964,110

Loans payable-related party	500,000	-
Loans payable, net	215,587	-
TOTAL LIABILITIES	1,511,360	3,964,110

Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 11,986,686 and 586,686 shares issued and outstanding at January 31, 2024 and July 31, 2023, respectively	11,987	587
Additional paid in capital	3,169,714	331,114
Accumulated deficit	(3,138,823)	(2,045,818)
Equity (deficit) attributable to stockholders of My City Builders, Inc.	42,978	(1,714,017)
Deficit attributable to noncontrolling interests	(93)	(55)
Total Equity (Deficit)	42,885	(1,714,072)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,554,245	$2,250,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Six months ended
	January 31,		January 31,
	2024	2023	2024	2023

Revenue
Interest income	$-	$13,569	$-	$27,824
Rental income	13,599	-	19,768	-
Total revenue	13,599	13,569	19,768	27,824

Operating expenses
Cost of rental homes	2,851	-	5,070	-
Depreciation	6,342	-	12,270	-
General and administrative	4,550	558	14,355	883
Professional fees	60,218	22,017	117,754	58,144
Total operating expenses	73,961	22,575	149,449	59,027

Loss from operations	(60,362)	(9,006)	(129,681)	(31,203)

Other expense
Impairment loss on investment	(947,500)	-	(947,500)	-
Interest expense- related party	(8,815)	(42,000)	(12,073)	(42,000)
Interest expense	(3,789)	-	(3,789)	-
Total other expense	(960,104)	(42,000)	(963,362)	(42,000)

Loss before income taxes	(1,020,466)	(51,006)	(1,093,043)	(73,203)
Provision for income taxes	-	-	-	-
Net Loss	$(1,020,466)	$(51,006)	$(1,093,043)	$(73,203)
Less: Net income (loss) attributable to noncontrolling interests	42	-	(38)	-
Net loss attributable to stockholders of My City Builders, Inc.	(1,020,508)	(51,006)	(1,093,005)	(73,203)

Basic and diluted loss per share of common stock	$(0.42)	$(0.09)	$(0.72)	$(0.12)
Basic weighted average number of common shares outstanding	2,445,382	595,986	1,516,034	595,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three and Six Months ended January 31, 2024

	Series A				Additional		Total	Non -
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	interest	Equity (Deficit)

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Net loss	-	-	-	-	-	(72,497)	(72,497)	(80)	(72,577)
Balance - October 31, 2023	100,000	100	586,686	587	331,114	(2,118,315)	(1,786,514)	(135)	(1,786,649)

Common stock issued for settlement of debt	-	-	11,400,000	11,400	2,268,600	-	2,850,000	-	2,850,000

Net loss						(1,020,508)	(1,020,508)	42	(1,020,466)
Balance - January 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(3,138,823)	$42,978	$(93)	$42,885

 For the Three and Six Months ended January 31,2023

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563

Net loss	-	-	-	-	-	(22,197)	(22,197)
Balance - October 31, 2022	100,000	100	595,986	596	331,105	(45,435)	286,366

Net loss	-	-	-	-	-	(51,006)	(51,006)
Balance - January 31, 2023	100,000	$100	595,986	$596	$331,105	$(96,441)	$235,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	Six months ended
	January 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,093,043)	$(73,203)
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities:
Depreciation	12,270	-
Amortization of debt discount	729
Impairment loss on investment	947,500	-
Changes in operating assets and liabilities:
Prepaid expenses	10,000	-
Accrued interest income	265	-
Accounts payable and accrued liabilities	(1,878)	1,278
Deferred rental revenue	170	-
Deferred interest income	-	(6,748)
Accrued interest-related party	4,453	-
Due to related parties	16,889	33,780
Net cash used in operating activities	(102,645)	(44,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(1,945,200)
Advance on loan receivable	-	(179,310)
Collection of loan receivable	-	62,100
Collection of loan receivable for third party investor	-	78,896
Purchases of property and equipment	(392,554)	(158,758)
Net cash used in investing activities	(392,554)	(2,142,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	264,998	-
Advances from related parties	457,700	2,616,000
Repayments to related parties	(345,811)	(420,000)
Net cash provided by financing activities	376,887	2,196,000

Net change in cash	(118,312)	8,835
Cash, beginning of period	151,718	718
Cash, end of period	$33,406	$9,553

Supplemental cash flow information
Cash paid for interest	$24,172	$42,000
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activity:
Recognition of loans payable as debt discount	$26,877	$-
Issuance of loan agreements in exchange with due to related party	$500,000	$-
Common stock issued for settlement of debt	$2,850,000	$-
Assignment of debts between two related parties	$500,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31, 2023, have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended July 31, 2023, included within the Company’s Annual Report on Form 10-K.

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

Financial assets and liabilities of the Company primarily consisted of cash, loan receivable and other receivables, current loans payable, accounts payable and other payables. As of January 31, 2024 and July 31, 2023, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

Long term investment

The investments for which the Company has the ability to exercise significant influence are accounted for under the equity method. Under the equity method, the Company initially records its investment at cost. The difference between the cost of the equity investment and the amount of the underlying equity in the net assets of the equity investee is recognized as equity method goodwill or as an intangible asset as appropriate.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years.  Construction in progress is not depreciated until ready for service.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily investments, real estate inventories, property and equipment, including real estate properties held for lease, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

Lessor accounting – operating leases

We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and non-lease component(s) associated with each lease as a single component if two criteria are met:

(i)	the timing and pattern of transfer of the lease component and the non-lease component(s) are the same; and
(ii)	the lease component would be classified as an operating lease if it were accounted for separately.

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases. Non-lease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses, including recoveries for utilities, repairs and maintenance and common area expenses.

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the lease accounting standard. Conversely, if the non-lease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the lease accounting standard and classify these revenues as rental income.

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

General and administrative expenses

General and administrative expenses primarily consist of (i) office expenses (ii) travel (iii) meals and entertainment.

Cost of rental homes

Cost of rental homes are expenses directly related to rental homes, such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes

Income Taxes

The Company provides income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of January 31, 2024 and July 31, 2023, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of January 31, 2024 and July 31, 2023, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of January 31, 2024 and July 31, 2023, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC Topic 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s revenues and operations are in United States.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2024, the Company incurred a net loss of $1,093,043. As of January 31, 2024, the Company had an accumulated deficit of $3,138,823. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2024. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

The Company currently has an ongoing lawsuit with Fix Pad Holdings, therefore, no further interest income is recognized and the balance is expected to be fully recovered through the settlement (Note 11).

During the six months ended January 31, 2024, and 2023, the Company recorded interest income of $0 and $27,824, respectively.

As of January 31, 2024, and July 31, 2023, the Company recorded loan receivable of $228,570 and $228,570 and accrued interest income of $2,851 and $3,116, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of January 31, 2024, and July 31, 2023, property and equipment consist of as follows;

	January 31,	July 31,
	2024	2023
Homes	$684,945	$550,680
Construction in progress	591,885	333,596
	1,276,830	884,276
Accumulated depreciation	(12,270)	-
	$1,264,560	$884,276

As of January 31, 2024, the construction in progress consists of the cost of titles and construction for 7 homes which have not been completed. Four homes have been completed and have been leased.

As of January 31, 2024, the Company entered into four separate lease agreements with monthly lease payments of $1,100 (for one home) and $1,250 (for three homes, each) for a period of one year for each home leased.

During the six months ended January 31, 2024, the Company recorded a depreciation expense of $12,270.

NOTE 6 – INVESTMENT

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property. During the year ended July 31, 2023, the Company invested $2,679,500 and recognized impairment loss of $1,732,000. The Company did not make any additional investment and recognized additional impairment loss of $947,500 during the six months ended January 31, 2024.

As of January 31, 2024, and July 31, 2023, the Company recorded investment of $ 0 and $947,500, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2024, and 2023, the Company's shareholders paid operating expenses of $16,889 and $33,780 on behalf of the Company.  The advances are unsecured, due on demand and non-bearing interest.

During the six months ended January 31, 2024, and 2023, the Company’s related parties advanced $157,700 and $1,716,000 to the Company, and the Company repaid $265,889 and $0, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the six months ended January 31, 2024, and 2023, the Company’s related parties advanced $300,000 and $900,000 and the Company repaid $79,922 and $420,000, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the six months ended January 31, 2024, and 2023, the Company recognized and paid interest expenses of $16,920 and $42,000, respectively.

During the six months ended January 31, 2024, one related party assigned $500,000 of his amount due from the Company to another related party.

During the six months ended January 31, 2024, one related party converted $500,000 of the amount due from the Company to four loan agreements with an interest rate of 9.5% annual with term of 30 years (see Note 9). During the six months ended January 31, 2024, the Company recognized interest of $7,917 and paid interest of $3,464.

On January 17, 2024, the Company’s Board of Directors approved the settlement of $2,850,000 due to one related party in exchange of issuance of 11,400,000 shares of common stock.

During the six months ended January 31, 2024, the Company allocated interest of $8,695 from total interest of $16,920 related to the above loans to construction in progress.

NOTE 8 – LOANS PAYABLE

As of January 31, 2024, loans payable consists, as follows;

	Maturity	Interest	January 31,
	date	Rate	2024
Loan dated October 27, 2023	11/1/2053	9.50%	$114,800
Loan dated October 27, 2023	11/1/2053	9.50%	114,800
Loan dated November 3, 2023	11/15/2028	8.50%	27,567
Loan dated November 3, 2023	11/15/2028	8.50%	27,244
Loan dated November 3, 2023	11/15/2028	8.50%	2,488
Loan dated November 3, 2023	11/15/2028	8.50%	2,488
Loan dated November 3, 2023	11/15/2028	8.50%	2,488
Total loans payable			291,875

Less: unamortized debt discount and issuance cost			(26,148)
Total			265,727
Less: current portion of loans payable			(50,410)
Long -term loans portion			$215,317

Loans dated October 27, 2023

The monthly payment of $909 for the first 120 months to be applied to interest, and thereafter, will be in the amount of $1,070 for principal and interest.

During the six months ended January 31,2024, the Company recognized interest of $5,737 amortization of debt discount of $126 and paid interest of $3,635.

Loans dated November 3, 2023

These are construction loans (pre-mortgage) that are expected to convert to mortgage loans once the homes are completed.

During the six months ended January 31, 2024, the Company borrowed $62,275, recognized interest of $559, amortization of debt issuance cost of $603 and paid interest of $153.

During the six months ended January 31, 2024, the Company allocated interest of $3,236 from total interest of $6,296  related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable, as of January 31, 2024:

January 31,
2024
Year ending July 31,
Remaining of 2024	$15,630
2025	28,357
2026	27,811
2027	28,357
2028	28,357
Thereafter	686,588
815,100
Imputed interest	(523,225)
$291,875

NOTE 9 – LOANS PAYABLE- RELATED PARTY

As of January 31, 2024, loans payable – related party consist of as follows;

	Principal	Maturity	Interest	January 31,
	Amount	date	Rate	2024
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	$125,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	125,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	125,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	125,000
Total loans payable				500,000
Less: current portion				-
Long -term loans portion				$500,000

The monthly payment of $3,958 for the 360 months to be applied to interest, and thereafter, the principal and any unpaid interest due on December 1, 2053.

During the six months ended January 31, 2024, the Company recognized interest of $7,917 and paid interest of $3,464.

During the six months ended January 31, 2024, the Company allocated interest of $4,069  from total interest of $7,917 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable -related party, as of January 31, 2024:

January 31,
2024
Year ending July 31,
Remaining of 2024	$28,203
2025	47,500
2026	47,500
2027	47,500
2028	47,500
Thereafter	1,707,292
1,925,495
Imputed interest	(1,425,495)
$500,000

NOTE 10 - EQUITY

Authorized Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock at par value of $0.001 per share.

Series A Preferred stock

The Company has designated 100,000 shares of preferred stock at par value of $0.001 per share.

•	The Series A Preferred Shares share in any dividends pari passu with the holders of common stock;

•	The Series A Preferred Shares have a liquidation preference equal to $10.00 per share;

•	Each share of Series A Preferred Stock entitles the holder to 10 votes on any matter presented to the holders of the Common Stock:

•

The Series A Preferred Shares have the right to convert into shares of Common Stock at a 25% discount to the next financing of $1,000,000 or more, subject to adjustment for stock splits or combinations, dividends and distributions of Common Shares, reorganizations, mergers or consolidations, or for issuance of shares of common stock below the conversion price:

•	The Company has no right to redeem the shares; and

As of January 31, 2024, and July 31, 2023, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the six months ended January 31, 2024, the Company issued 11,400,000 shares for the settlement of due to a related party of $2,850,000.

As of January 31, 2024, and July 31, 2023, the Company had no options and warrants outstanding.

NOTE 11 – LEGAL PROCEEDINGS

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

On October 2, 2023, the parties participated in a global mediation concerning both lawsuits. The parties have reached a tentative verbal agreement on all material terms to resolve both lawsuits and are in the process of finalizing the agreement. As of January 31, 2024, the Company has not reached a signed agreement.

NOTE 12 – CONCENTRATION

During the six months ended January 31, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue – rental income

	Percentage of Revenue
	For Six Months ended
	January 31,
	2024	2023
Tenant A	14.28%	-
Tenant B	32.11%	-
Tenant C	38.01%	-
Tenant D	15.60%	-
Total (as a group)	100.00%	-

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 15, 2024, to the date on which the financial statements are available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

During February 2024, the Company repaid $50,000 due to related party and $5,000 interest.

On February 15, 2024, the Company obtained certificates of occupancy for two homes which were under construction in progress on January 31, 2024. As of January 31, 2024, the cost of two homes totalled $283,395.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On June 15, 2022, the Company’s common stock was reverse split at a 1:125 ratio. As a result, our outstanding shares of common stock went from 74,498,250 common stock outstanding to 595,986 common stock outstanding. References in this quarterly report to shares of common stock outstanding reflect this reverse stock split, unless otherwise stated.

In July of 2022 we acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation (RAC). RAC is now a wholly owned subsidiary of the Company. The Company, through RAC, focuses on real estate transactions, in which we buy and develop real estate for sale or rent of low-income housing. We invest in three sectors of this market by (i) buying, refurbishing, and selling traditional foreclosures, (ii) buying, developing and renting “Land Banks” that have an average pool of homes or lots in excess of 100 in one location, and (iii) buying, refurbishing or developing and selling homes made available by the government through HECM pools.

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022, with Fix Pads Holdings, LLC a South Carolina limited liability company. The note has a 12% interest rate per annum payable as follows: (1) a pre-payment on July 22, 2022 of pro-rated interest for the period from July 22, 2022 through July 30, 2022 in the amount of $2,212.47; (2) a pre-payment of interest on August 1, 2022 for the period from August 1, 2022 through September 30, 2022 in the amount of $13,496.07; and then (3) monthly payments of interest only beginning on October 1, 2022 and continuing on the 1st day of each month thereafter until all principal and accrued interest are paid in full by July 1, 2023. The note is secured by mortgages or deeds of trust on 7 properties. Consideration for the note was paid in part by the Company in the amount of $328,625.72 and in part by an investor, Mr. Campanaro, in the amount of $328,625.73 (together both amounts equal $657,251.45 which represent the total note amount of $672,960 minus the two prepayments described above). On July 26, 2022, The Company entered into a partial assignment of the promissory note dated July 25, 2022, with Mr. Campanaro whereby the Company assigned to Mr. Campanaro the right to payment of principal in the amount of $336,480 and the right to half of the amount of any interest payments made on the principal amount of the note.

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

Since the acquisition of RAC, the Company, through our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings, LLC. FPH has completed 9 homes with 6 more under construction. Of the 9 homes completed, 8 homes have been sold in the LLC with 1 still on the market for sale.  Regarding the secured loans with FPH 7 of the 11 homes completed have been sold under the two promissory notes.

During the year ended July 31, 2023, RAC has invested $2,679,500 into RAC FIXPADS II of which $2,300,000 was invested for the rehabilitation of homes held in the LLC and $379,500 has been wired to Title Vest to clear 55 titles of taxes and any back fees owed to rehabilitate the homes for sell or rent. Currently, RAC has decided to cease further development with Fix Pads LLC & Fix Pads Holdings. During the year ended July 31,2023, the Company recognized impairment loss of $1,732,000. The Company did not make any additional investment however recognized additional impairment of $947,500 during the six months ended January 31, 2024.

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

On April 27, 2023, RAC closed on 20 lots in Gadsden Alabama. RAC ordered and received 3 steel framed “pre-engineered” homes for the Gadsden Land Bank project. Based on increased labor costs with the steel framed homes along with high transportation costs RAC has decided to build traditional “stick built” homes in Gadsden Alabama. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent. As of January 31, 2024, RAC has completed the construction and received occupation permits on 4 homes and is under construction on 7 out of the 20 Gadsden properties. Four of the completed homes have been rented. The remaining 7 homes under construction are projected to be completed and rented by July 31, 2024.

On January 17,2024, the Company’s Board of Directors approved the settlement of $2,850,000 due to one related party in exchange of issuance of 11,400,000 shares of common stock. The Company valued the issuance of 11,400,000 shares of common stock at market price of $0.20 per share on settlement date and recognized gain of $570,000. The gain on settlement of debts to related party was added in additional paid in capital.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended January 31, 2024, and 2023, which are included herein.

Our operating results for the six months ended January 31, 2024, and 2023, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended January 31, 2024, compared to the Three Months ended January 31,2023

	Three Months Ended
	January 31,
	2024	2023	Change
Revenue	$13,599	$13,569	$(30)
Operating expenses	73,961	22,575	51,386
Other expenses	960,104	42,000	918,104
Net loss	$1,020,466	$51,006	$969,460

For the three months ended January 31, 2024, and 2023, we generated revenue from interest income of $0 and $13,569 and revenue from rent income of $13,599 and $0, respectively.

We had a net loss of $1,020,466 for the three months ended January 31, 2024, and $51,006 for the three months ended January 31, 2023. The increase in net loss of $969,460 was due to an increase in professional fees of $38,201, general and administration expenses of $3,994, depreciation expenses of $6,342, cost of rental homes of $2,851, other expenses of $918,104, offset by an increase in revenue of $30.

Operating expenses for the three months ended January 31, 2024, and 2023 were $73,961 and $22,575, respectively. For the three months ended January 31, 2024, and 2023, the operating expenses were primarily attributed to cost of rental homes of $2,851 and $0, professional fees of $60,218 and $22,107, general and administrative expenses of $4,550 and $558 and depreciation expenses of $6,342 and $0, respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the three months ended January 31, 2024, and 2023, represent impairment loss on investment of $947,500 and $0, interest expenses -related party of $8,815 and $42,000 for granted loans and interest expenses of $3,789 and $0 for loans payable to third party, respectively.

Six Months Ended January 31, 2024, compared to the Six Months ended January 31,2023

	Six months ended
	January 31,
	2024	2023	Change
Revenue	$19,768	$27,824	$8,056
Operating expenses	149,449	59,027	90,422
Other expenses	963,362	42,000	921,362
Net loss	$1,093,043	$73,203	$1,019,840

For the six months ended January 31, 2024, and 2023, we generated revenue from interest income of $0 and $27,824 and revenue from rent income of $19,768 and $0, respectively.

We had a net loss of $1,093,043 for the six months ended January 31, 2024, and $73,203 for the six months ended January 31, 2023. The increase in net loss of $1,019.840 was due to an increase in professional fees of $59,610, general and administration expenses of $13,474, depreciation expenses of $12,270, cost of rental homes of $5,070, other expenses of $921,362, offset by a decrease in revenue of $8,056.

Operating expenses for the six months ended January 31, 2024, and 2023 were $149,449 and $59,027, respectively. For the six months ended January 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $117,754 and $58,144, general and administrative expenses of $14,355 and $883 and depreciation expenses of $12,270 and $0, cost of rental homes of $5,070 and $0, respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the six months ended January 31, 2024, and 2023, represent impairment loss on investment of $947,500, interest expenses – related party of $12,073 and $42,000 for granted loans and interest expenses of $3,789 and $0 for loans payable to third party, respectively.

Balance Sheet Data

	January 31,	July 31,
	2024	2023	Change
Cash	$33,406	$151,718	$(118,312)
Working capital deficiency	$(506,358)	$(3,545,848)	$3,039,490
Total current assets	$289,685	$418,262	$(128,577)
Total current liabilities	$796,043	$3,964,110	$(3,168,067)
Stockholders’ Equity	$42,885	$(1,714,072)	$1,756,957

As of January 31, 2024, our current assets were $289,685 and our current liabilities were $796,043 which resulted in working capital deficiency of $506,358. As of January 31, 2024, current assets were comprised of $33,406 in cash, $24,858 in prepaid expenses, $228,570 in loan and $2,851 in accrued interest income, compared to $151,718 in cash, $34,858 in prepaid expenses, $228,750 in loan receivable and $3,116 in accrued interest income as of July 31,2023.

As of January 31, 2024, current liabilities were comprised of $240,463 in accounts payable and accrued liabilities, $170 in deferred rent income, $505,000 in due to related parties and $50,140 loans payable-current portion, compared to $237,888 in accounts payable and accrued liabilities and $3,726,222 in due to related parties as of July 31, 2023.

Cash Flow Data

	Six months ended
	January 31,
	2024	2023	Change
Cash used in operating activities	$(102,645)	$(44,893)	$(57,752)
Cash used in investing activities	$(392,554)	$(2,142,272)	$1,749,718
Cash provided by financing activities	$376,887	$2,196,000	$(1,819,113)
Net change in cash during period	$(118,312)	$8,835	$(127,147)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2024, net cash flows used in operating activities was $102,645, consisting of a net loss of $1,093043, reduced by impairment loss on investment of $947,500, depreciation expenses of $12,270, amortization of debt discount of $729, prepaid expenses of $10.000, accrued interest income of $265, deferred rent income of $170, accrued interest -related party of $4,453,due to related party of $16,889 and increased by accounts payable and accrued liabilities of $1,878. For the six months ended January 31, 2023, net cash flows used in operating activities was $44,893, consisting of a net loss of $73,2023, reduced by accounts payable and accrued liabilities of $1,278, due to related parties of $33,780 and increased by deferred interest income of $6,748.

Cash Flows from Investing Activities

During the six months ended January 31, 2024, the Company used $392,554 for payments of construction.

During the six months ended January 31, 2023, the Company received cash from loan receivable of $140,996 and used $1,945,200 for investment, $179,310 for loan receivable and $158,758 for payment of construction.

Cash Flows from Financing Activities

During the six months ended January 31, 2024, the Company received advance from loans payable of $264,998 and from related parties of $457,700 and repaid $345,811 to related parties.

During the six months ended January 31, 2023, the Company received advance from related parties of $2,616,000 and repaid $420,000 to related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2024, we incurred net loss of $1,093,043 and net cash used in operating activities of $102,645. As of January 31, 2024, we had an accumulated deficit of $3,138,823 and working capital deficit of $506,358. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration

During the six months ended January 31, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue – rental income

	Percentage of Revenue
	For Six Months ended
	January 31,
	2024	2023
Tenant A	14.28%	-
Tenant B	32.11%	-
Tenant C	38.01%	-
Tenant D	15.60%	-
Total (as a group)	100.00%	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2024, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person who assumed both positions on August 14, 2019, and who is our only executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of January 31, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2023, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. Currently we have two principal executive officers, that serve as chief executive officer and chief financial officer, and also directors of the company. Both executive officers do not have an accounting background which makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended January 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2023, the parties participated in a global mediation concerning both lawsuits. The parties have reached a tentative verbal agreement on all material terms to resolve both lawsuits and are in the process of finalizing the agreement. As of January 31, 2024, the Company has not reached a signed agreement.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer,
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MY CITY BUILDERS, INC.

Dated: March 15, 2024	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer

