Form 10-Q
period 2024-04-30
My City Builders, Inc.
filed 2024-06-10
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 7, 2024, there were 11,986,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Consolidated Financial Statements

April 30, 2024

  My City Builders, Inc.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2024	2023
ASSETS
Current Assets
Cash	$21,548	$151,718
Prepaid expenses	-	34,858
Loan receivable	228,570	228,570
Accounts receivable	101	-
Accrued interest income	2,851	3,116
Total Current Assets	253,070	418,262

Real Estate Property, net	1,521,141	884,276
Investment	-	947,500
TOTAL ASSETS	$1,774,211	$2,250,038

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$218,175	$237,888
Due to related parties	680,000	3,726,222
Bank borrowings - current portion, net	199,083	-
Total Current Liabilities	1,097,258	3,964,110

Loans payable-related party	500,000	-
Bank borrowings, net	215,436	-
TOTAL LIABILITIES	1,812,694	3,964,110

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 11,986,686 and 586,686 shares issued and outstanding at April 30, 2024 and July 31, 2023, respectively	11,987	587
Additional paid in capital	3,169,714	331,114
Accumulated deficit	(3,220,171)	(2,045,818)
Deficit attributable to stockholders of My City Builders, Inc.	(38,370)	(1,714,017)
Deficit attributable to noncontrolling interests	(113)	(55)
Total Stockholders’ Deficit	(38,483)	(1,714,072)
TOTAL LIABILITIES AND DEFICIT	$1,774,211	$2,250,038

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

Revenue
Interest income	$-	$12,249	$-	$40,073
Rental income	15,877	-	35,645	-
Total revenue	15,877	12,249	35,645	40,073

Operating expenses
Cost of rental homes	1,495	-	6,565	-
Depreciation	8,620	-	20,889	-
General and administrative	22,624	5,217	36,979	6,100
Professional fees	47,996	19,218	165,750	77,362
Total operating expenses	80,735	24,435	230,184	83,462

Loss from operations	(64,858)	(12,186)	(194,539)	(43,389)

Other expense
Impairment loss on investment	-	-	(947,500)	-
Interest expense- related party	(10,989)	(45,680)	(23,062)	(87,680)
Interest expense	(5,521)	-	(9,310)	-
Total other expense	(16,510)	(45,680)	(979,872)	(87,680)

Loss before income taxes	(81,368)	(57,866)	(1,174,411)	(131,069)
Provision for income taxes	-	-	-	-
Net Loss	$(81,368)	$(57,866)	$(1,174,411)	$(131,069)
Less: Net loss attributable to noncontrolling interests	(20)	(1.00)	(58)	(1.00)
Net loss attributable to stockholders of My City Builders, Inc.	(81,348)	(57,865)	(1,174,353)	(131,068)

Basic and diluted loss per share of common stock	$(0.01)	$(0.10)	$(0.24)	$(0.22)
Basic weighted average number of common shares outstanding	11,986,686	592,304	4,955,299	594,786

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three and Nine Months ended April 30, 2024

	Series A				Additional		Total	Non -
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	interest	Deficit

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Net loss	-	-	-	-	-	(72,497)	(72,497)	(80)	(72,577)
Balance - October 31, 2023	100,000	100	586,686	587	331,114	(2,118,315)	(1,786,514)	(135)	(1,786,649)

Common stock issued for settlement of debt	-	-	11,400,000	11,400	2,838,600	-	2,850,000	-	2,850,000
Net loss	-	-	-	-	-	(1,020,508)	(1,020,508)	42	(1,020,466)
Balance - January 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(3,138,823)	$42,978	$(93)	$42,885

Net loss	-	-	-	-	-	(81,348)	(81,348)	(20)	(81,368)
Balance - April 30, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(3,220,171)	$(38,370)	$(113)	$(38,483)

 For the Three and Nine Months ended April 30,2023

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563	$-	$308,563

Net loss	-	-	-	-	-	(22,197)	(22,197)	-	(22,197)
Balance - October 31, 2022	100,000	100	595,986	596	331,105	(45,435)	286,366	-	286,366

Net loss	-	-	-	-	-	(51,006)	(51,006)	-	(51,006)
Balance - January 31, 2023	100,000	100	595,986	596	331,105	(96,441)	235,360	-	235,360

Common stock cancelled	-	-	(10,000)	(10)	10	-	-	-	-
Reverse stock split adjustment	-	-	700	1	(1)	-	-	-	-
Net loss						(57,865)	(57,865)	(1)	(57,866)
Balance - April 30, 2023	100,000	$100	586,686	$587	$331,114	$(154,306)	$177,495	$(1)	$177,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	April 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,174,411)	$(131,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,889	-
Amortization of debt discount	1,458
Impairment loss on investment	947,500	-
Changes in operating assets and liabilities:
Prepaid expenses	34,858	-
Accounts receivable	(101)	-
Accrued interest income	265	(4,163)
Accounts payable and accrued liabilities	(24,166)	(2,348)
Deferred interest income	-	(6,748)
Accrued interest-related party	4,453	-
Due to related parties	16,889	38,710
Net cash used in operating activities	(172,366)	(105,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(2,679,500)
Advance on loan receivable	-	(179,310)
Collection of loan receivable	-	157,105
Collection of loan receivable for third party investor	-	181,963
Capital expenditures on real estate property	(657,754)	(479,810)
Net cash used in investing activities	(657,754)	(2,999,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	413,061	-
Advances from related parties	682,700	4,039,300
Repayments to related parties	(395,811)	(876,800)
Net cash provided by financing activities	699,950	3,162,500

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS		-

Net change in cash	(130,170)	57,330
Cash, beginning of period	151,718	718
Cash, end of period	$21,548	$58,048

Supplemental cash flow information
Cash paid for interest	$49,166	$87,680
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activity:
Discount on bank borrowings	$26,877	$-
Issuance of loan agreements in exchange with due to related party	$500,000	$-
Common stock issued for settlement of debt	$2,850,000	$-
Assignment of debts between two related parties	$500,000	$-
Common stock cancelled	$-	$10
Reverse stock split adjustment	$-	$1

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

Financial assets and liabilities of the Company primarily consisted of cash, loan receivable and other receivables, current loans payable, accounts payable and other payables. As of April 30, 2024 and July 31, 2023, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

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

Real Estate Property

Real estate property are stated at cost less accumulated depreciation. We capitalize all costs incurred to acquire, develop, construct, renovate and improve real estate property as part of major repair and maintenance programs, including interest and property taxes incurred during the construction period. We expense routine repair and maintenance costs as incurred. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years. Construction in progress is not depreciated until ready for service. The amount of interest capitalized during the nine months ended April 30, 2024 and 2023 are $25,000 and nil respectively.

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

General and administrative expenses

General and administrative expenses primarily consist of office expenses, travel, meals and entertainment and insurance.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of April 30, 2024 and July 31, 2023, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of April 30, 2024 and July 31, 2023, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of April 30, 2024 and July 31, 2023, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2024, the Company incurred a net loss of $1,174,411. As of April 30, 2024, the Company had an accumulated deficit of $3,220,171. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2024. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

During the nine months ended April 30, 2024, and 2023, the Company recorded interest income of $0 and $40,073, respectively.

As of April 30, 2024, and July 31, 2023, the Company recorded loan receivable of $228,570 and $228,570 and accrued interest income of $2,851 and $3,116, respectively.

NOTE 5 – REAL ESTATE PROPERTY, NET

As of April 30, 2024, and July 31, 2023, property and equipment consist of as follows;

	April 30,	July 31,
	2024	2023
Homes	$996,003	$546,852
Lands	7,656	3,828
Construction in progress	538,371	333,596
	1,542,030	884,276
Accumulated depreciation	(20,889)	-
	$1,521,141	$884,276

During the nine months ended April 30,2024 and the year ended July 31,2023, three (3) homes and three (3) homes were completed, respectively.

As of April 30, 2024, the construction in progress consists of the cost of titles and construction for 8 homes which have not been completed.

As of April 30, 2024, the Company entered into five (5) separate lease agreements with monthly lease payments of $1,100 for one home, and $1,250 for four homes, each for a period of one year for each home leased. As of April 30, 2024, one home which the occupancy permit was issued on February 15, 2024, has not been leased.

During the nine months ended April 30, 2024, the Company recorded a depreciation expense of $20,889.

NOTE 6 – INVESTMENT

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property. During the year ended July 31, 2023, the Company invested $2,679,500 and recognized impairment loss of $1,732,000. The Company did not make any additional investment and recognized an additional impairment loss of $947,500 during the nine months ended April 30, 2024.

As of April 30, 2024, and July 31, 2023, the Company recorded investment of $ 0 and $947,500, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2024, and 2023, the Company's shareholders paid operating expenses of $16,889 and $38,710 on behalf of the Company.  The advances are unsecure, due on demand and non-bearing interest.

During the nine months ended April 30, 2024, and 2023, the Company’s officers advanced $0 and $170,000 to the Company, and the Company repaid $29,922 and $36,800, respectively. The advances are unsecured, due on demand and interest 10% of advanced amount will be interest expense when the Company repays. During the nine months ended April 30, 2024 and 2023, the Company paid interest of $1,840 and $3,680, respectively.

During the nine months ended April 30, 2024, and 2023, the Company’s related parties advanced $382,700 and $2,377,300 to the Company, and the Company repaid $265,889 and $0, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the nine months ended April 30, 2024, and 2023, the Company’s related parties advanced $300,000 and $1,492,000 and the Company repaid $100,000 and $840,000, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the nine months ended April 30, 2024, and 2023, the Company recognized and paid interest expenses of $20,080 and $84,000, respectively.

During the nine months ended April 30, 2024, one related party assigned $500,000 of his amount due from the Company to another related party.

During the nine months ended April 30, 2024, one related party converted $500,000 of the amount due from the Company to four loan agreements with an interest rate of 9.5% annual with term of 30 years (see Note 9). During the nine months ended April 30, 2024, the Company recognized interest of $19,792 and paid interest of $15,338.

During the nine months ended April 30, 2024, the Company allocated interest of $18,650 from total interest of $41,712 related to the above loans to construction in progress.

On January 17, 2024, the Company’s Board of Directors approved the settlement of $2,850,000 due to one related party in exchange of issuance of 11,400,000 shares of common stock.

NOTE 8 – BANK BORROWINGS

As of April 30, 2024, bank borrowings consists, as follows;

	Principal	Maturity	Interest	April 30,
	Amount	date	Rate	2024
Loan dated October 27,2023	$114,800	11/1/2053	9.50%	$114,800
Loan dated October 27,2023	114,800	11/1/2053	9.50%	114,800
Loan dated November 3,2023	88,000	11/15/2028	8.50%	85,227
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,989
Loan dated November 3,2023	88,000	11/15/2028	8.50%	21,034
Loan dated November 3,2023	88,000	11/15/2028	8.50%	2,488
Loan dated November 3,2023	88,000	11/15/2028	8.50%	13,600
Total loans payable				439,938

Less: unamortized debt discount				(25,419)
Total				414,519
Less: current portion				(199,083)
Long -term portion				$215,436

Loans dated October 27, 2023

The monthly payment of $909 for the first 120 months to be applied to interest, and thereafter, will be in the amount of $1,070 for principal and interest.

During the nine months ended April 30,2024, the Company recognized interest of $11,115 amortization of debt discount of $244 and paid interest of $9,947.

Loans dated November 3, 2023

These are construction loans (pre-mortgage) that are expected to convert to mortgage loans once the homes are completed.

During the nine months ended April 30, 2024, the Company borrowed $210,338, recognized interest of $3,087, amortization of debt issuance cost of $1,214 and paid interest of $1,961.

During the nine months ended April 30, 2024, the Company allocated interest of $6,350 from total interest of $14,202 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable, as of April 30, 2024:

April 30,
2024
Year ending July 31,
Remaining of 2024	$16,400
2025	43,917
2026	42,075
2027	43,917
2028	43,917
Thereafter	826,805
1,017,031
Imputed interest	(577,093)
$439,938

NOTE 9 – LOANS PAYABLE- RELATED PARTY

As of April 30, 2024, loans payable – related party consist of as follows;

	Principal	Maturity	Interest	April 30,
	Amount	date	Rate	2024
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	$125,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	125,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	125,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	125,000
Total loans payable				500,000
Less: current portion				-
Long -term loans portion				$500,000

The monthly payment of $3,958 for the 360 months to be applied to interest, and thereafter, the principal and any unpaid interest due on December 1, 2053.

During the nine months ended April 30, 2024, the Company recognized interest of $19,792 and paid interest of $15,338.

During the nine months ended April 30, 2024, the Company allocated interest of $8,849 from total interest of $19,792 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable -related party, as of April 30, 2024:

April 30,
2024
Year ending July 31,
Remaining of 2024	$16,328
2025	47,500
2026	47,500
2027	47,500
2028	47,500
Thereafter	1,707,292
1,913,620
Imputed interest	(1,413,620)
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

As of April 30, 2024, and July 31, 2023, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended April 30, 2024, the Company issued 11,400,000 shares for the settlement of due to a related party of $2,850,000.

As of April 30, 2024, and July 31, 2023, the Company had no options and warrants outstanding.

As of April 30, 2024, and July 31, 2023, the Company had 11,986,686 and 586,686 shares of common stock issued and outstanding, respectively.

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

On October 2, 2023, the parties participated in a global mediation concerning both lawsuits. The parties have reached a tentative verbal agreement on all material terms to resolve both lawsuits and are in the process of finalizing the agreement. As of April 30, 2024, the Company has not reached a signed agreement.

NOTE 12 – CONCENTRATION

As pf April 30,2024 and July 31,2023 and for nine months ended April 30, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue (rental income) and accounts receivable

	Percentage of Revenue		Percentage of
	For Nine Months ended		Accounts receivable
	April 30,		April 30	July 31
	2024	2023	2024	2023
Tenant A	17.18%	-	-	-
Tenant B	28.61%	-	-	-
Tenant C	31.89%	-	100.00%	-
Tenant D	19.17%	-	-	-
Tenant E	3.16%	-	-	-
Total (as a group)	100.00%	-	100.00%	-

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On May 20, 2024, the last completed / vacant home was leased for term on one year.

On June 5,2024 and June 7,2024, the Company obtained certificates of occupancies of two homes.

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

During the year ended July 31, 2023, RAC has invested $2,679,500 into RAC FIXPADS II of which $2,300,000 was invested for the rehabilitation of homes held in the LLC and $379,500 has been wired to Title Vest to clear the titles of taxes and any back fees owed to rehabilitate the homes for sell or rent. To date, Title Vest has examined 18 properties that were intended for investment in the LLC, of which, 2 were sold by FPH in November and December of 2023, while many of the rest had taxes, liens or fines that dated back to the year 2021. FPH has completed nine homes with six more under construction. Of the nine homes completed, eight homes have been sold in the LLC with 1 still on the market for sale.  Regarding the secured loans with FPH seven of the eleven homes completed have been sold under the two promissory notes. Currently, RAC has decided to cease further development with Fix Pads LLC & Fix Pads Holdings. During the year ended July 31,2023, the Company recognized impairment loss of $1,732,000. The Company did not make any additional investment, however recognized additional impairment of $947,500 during the nine months ending April 30, 2024.

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

On April 27, 2023, RAC closed on twenty lots in Gadsden Alabama. RAC ordered and received three steel framed “pre-engineered” homes for the Gadsden Land Bank project. Based on increased labor costs with the steel framed homes along with high transportation costs RAC has decided to build traditional “stick built” homes in Gadsden Alabama. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent. As of April 30, 2024, RAC has completed the construction and received occupational permits on six homes and is under construction on five of the Gadsden properties. Five of the completed homes have been rented and on May 20, 2024, the last completed /vacant home was rented. The remaining five homes under construction are projected to be completed and rented by July 31, 2024.

On January 17,2024, the Company’s Board of Directors approved the settlement of $2,850,000 due to one related party in exchange for an issuance of 11,400,000 shares of common stock. The Company valued the issuance of 11,400,000 shares of common stock at market price of $0.20 per share on settlement date and recognized gain of $570,000. The gain on settlement of debts to related party was added in additional paid in capital.

On April 25th, 2024, RAC finalized the purchase of two lots in Gadsden, Alabama. This decision stemmed from the ongoing construction of three homes by RAC on the same street, slated for completion and rental availability by July 31st, 2024. With the aim of bolstering rental demand, RAC intends to commence construction on these newly acquired lots in July 2024, ultimately expanding its property portfolio to five homes on the same street upon their completion.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended April 30, 2024, and 2023, which are included herein.

Our operating results for the nine months ended April 30, 2024, and 2023, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended April 30, 2024, compared to the Three Months ended April 30,2023

	Three Months Ended
	April 30,
	2024	2023	Change
Revenue	$15,877	$12,249	$(3,628)
Operating expenses	80,735	24,435	56,300
Other expenses	16,510	45,680	(29,170)
Net loss	$81,368	$57,866	$23,502

For the three months ended April 30, 2024, and 2023, we generated revenue from interest income of $0 and $12,249 and revenue from rent income of $15,877 and $0, respectively.

We had a net loss of $81,368 for the three months ended April 30, 2024, and $57,866 for the three months ended April 30, 2023. The increase in net loss of $23,502 was due to an increase in professional fees of $28,778, general and administration expenses of $17,407, depreciation expenses of $8,620, cost of rental homes of $1,495, offset by a decrease in interest expenses of $29,170 and an increase in revenue of $3,628.

Operating expenses for the three months ended April 30, 2024, and 2023 were $80,735 and $24,435, respectively. For the three months ended April 30, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $47,996 and $19,218, general and administrative expenses of $22,624 and $5,217, depreciation expenses of $8,620 and $0 and cost of rental homes of $1,495 and $0 respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the three months ended April 30, 2024, and 2023, represent interest expenses -related party of $10,989 and $45,680 for granted loans and interest expenses of $5,521 and $0 for loans payable to third party, respectively.

Nine Months Ended April 30, 2024, compared to the Nine Months ended April 30,2023

	Nine Months Ended
	April 30,
	2024	2023	Change
Revenue	$35,645	$40,073	$4,428
Operating expenses	230,184	83,462	146,722
Other expenses	979,872	87,680	892,192
Net loss	$1,174,411	$131,069	$1,043,342

For the nine months ended April 30, 2024, and 2023, we generated revenue from interest income of $0 and $40,073 and revenue from rent income of $35,645 and $0, respectively.

We had a net loss of $1,174,411 for the nine months ended April 30, 2024, and $131,069 for the nine months ended April 30, 2023. The increase in net loss of $1,043,342 was due to an increase in professional fees of $88,388, general and administration expenses of $30,879, depreciation expenses of $20,890, cost of rental homes of $6,565, other expenses of $892,192, and a decrease in revenue of $4,428.

Operating expenses for the nine months ended April 30, 2024, and 2023 were $230,184 and $83,462, respectively. For the nine months ended April 30, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $165,750 and $77,362, general and administrative expenses of $36,979 and $6,100, depreciation expenses of $20,890 and $0, cost of rental homes of $6,565 and $0, respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the nine months ended April 30, 2024, and 2023, represent impairment loss on investment of $947,500 and $0, interest expenses – related party of $23,062 and $87,680 for granted loans and interest expenses of $9,310 and $0 for loans payable to third party, respectively.

Balance Sheet Data

	April 30,	July 31,
	2024	2023	Change
Cash	$21,548	$151,718	$(130,170)
Working capital deficiency	$(844,188)	$(3,545,848)	$2,701,660
Total current assets	$253,070	$418,262	$(165,192)
Total current liabilities	$1,097,258	$3,964,110	$(2,866,852)
Stockholders’ Deficit	$(38,483)	$(1,714,072)	$1,675,589

As of April 30, 2024, our current assets were $253,070 and our current liabilities were $1,097,258 which resulted in working capital deficiency of $844,188. As of April 30, 2024, current assets were comprised of $21,548 in cash, $101 in accounts receivable, $228,570 in loan receivable and $2,851 in accrued interest income, compared to $151,718 in cash, $34,858 in prepaid expenses, $228,750 in loan receivable and $3,116 in accrued interest income as of July 31,2023.

As of April 30, 2024, current liabilities were comprised of $218,175 in accounts payable and accrued liabilities, $680,000 in due to related parties and $199,083 loans payable-current portion, compared to $237,888 in accounts payable and accrued liabilities and $3,726,222 in due to related parties as of July 31, 2023.

Cash Flow Data

	Nine Months Ended
	April 30,
	2024	2023	Change
Cash used in operating activities	$(172,366)	$(105,618)	$(66,748)
Cash used in investing activities	$(657,754)	$(2,999,552)	$2,341,798
Cash provided by financing activities	$699,950	$3,162,500	$(2,462,550)
Net change in cash during period	$(130,170)	$57,330	$(187,500)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2024, net cash flows used in operating activities was $172,366, consisting of a net loss of $1,174,411, reduced by impairment loss on investment of $947,500, depreciation expenses of $20,889, amortization of debt discount of $1,458, prepaid expenses of $34,858, accrued interest income of $265, accrued interest -related party of $4,453, due to related party of $16,889,and increased by accounts payable and accrued liabilities of $24,166, accounts receivable of $101. For the nine months ended April 30, 2023, net cash flows used in operating activities was $105,618, consisting of a net loss of $131,069, reduced by due to related parties of $38,710 and increased by accounts payable and accrued liabilities of $2,348, deferred interest income of $6,748, accrued interest income of $4,163.

Cash Flows from Investing Activities

During the nine months ended April 30, 2024, the Company used $657,754 for payments of construction.

During the nine months ended April 30, 2023, the Company received cash from loan receivable of $339,068 and used $2,679,500 for investment, $179,310 for loan receivable and $479,810 for payment of construction.

Cash Flows from Financing Activities

During the nine months ended April 30, 2024, the Company received advance from loans payable of $413,061, from related parties of $682,700 and repaid $395,811 to related parties.

During the nine months ended April 30, 2023, the Company received advance from related parties of $4,039,300 and repaid $876,800 to related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2024, we incurred net loss of $1,174,411 and net cash used in operating activities of $172,366. As of April 30, 2024, we had an accumulated deficit of $3,220,171 and working capital deficit of $844,188. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration

As pf April 30, 2024 and July 31,2023 and for nine months ended April 30, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue (rental income) and accounts receivable

	Percentage of Revenue		Percentage of
	For Nine Months ended		Accounts receivable
	April 30,		April 30	July 31
	2024	2023	2024	2023
Tenant A	17.18%	-	-	-
Tenant B	28.61%	-	-	-
Tenant C	31.89%	-	100.00%	-
Tenant D	19.17%	-	-	-
Tenant E	3.16%	-	-	-
Total (as a group)	100.00%	-	100.00%	-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2024, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of April 30, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

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

During the period ended April 30, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2023, the parties participated in a global mediation concerning both lawsuits. The parties have reached a tentative verbal agreement on all material terms to resolve both lawsuits and are in the process of finalizing the agreement. As of April 30, 2024, the Company has not reached a signed agreement.

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

MY CITY BUILDERS, INC.

Dated: June 10, 2024	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

