Form 10-K
period 2024-07-31
My City Builders, Inc.
filed 2024-10-29
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflects the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $429,646.

As of October 28, 2024, the registrant had 11,986,686 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to My City Builders, Inc., its wholly owned subsidiary, RAC Real Estate Acquisition Corp., a Wyoming corporation and the majority owned subsidiary, RAC Gadsden LLC, a Alabama corporation, unless the context indicates otherwise.

This annual report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified using words such as “expects,” “plans,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated, particularly since we do not have any agreement with respect to any proposed business. These forward-looking statements involve several risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

The forward-looking statements in this annual report speak only as of the date of this annual report and you should not place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this annual report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this annual report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

Business

Overview

We were formerly classified as a shell company and have since transitioned into active operations following the acquisition of RAC Real Estate Acquisition Corp. ("RAC"). We no longer maintain the status of a shell company due to these developments.

In July 2022, we acquired RAC, a Wyoming-based corporation, which is now a wholly owned subsidiary of the Company. Through RAC, the Company focuses on real estate transactions, particularly the acquisition, development, and sale or rental of low-income housing. Our investment approach is segmented into three primary areas:

•	Acquiring, refurbishing, and selling traditional foreclosures;
•	Purchasing, developing, and renting properties in "Land Banks," which typically comprise over 100 homes or lots in a single location;
•	Acquiring, refurbishing, or developing homes available through HECM (Home Equity Conversion Mortgage) pools.

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

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property. During the years ended July 31, 2024, and 2023, the Company invested $0 and $2,679,500 and recognized impairment loss of $ 947,500and $1,732,000, respectively.

Since the acquisition of RAC, the Company, through our third-party vendor, has financed the clearance of 55 titles in the name of Fix Pads Holdings.

On July 22, 2022, the Company received a promissory note, in the principal amount of $672,960 from, and entered into a Loan Agreement dated July 18, 2022, with, Fix Pads Holdings, LLC. The note had a 12% interest rate per annum payable of $672,960. Consideration for the note was paid in part by the Company in the amount of $328,626, net of prepayment interest and in part by a third-party investor in the amount of $328,626. On August 18, 2022, the Company issued a promissory note of $358,620. The note had a 12% interest rate per annum payable of $358,620 and was due on August 1, 2023. Consideration for the note was paid in part by the Company in the amount of $175,007, net of prepayment interest and in part by a third-party investor in the amount of $175,007.

During the year ended July 31, 2023, the Company collected principal of $444,325 and interest of $67,457, of which principal of $157,105 and interest of $28,133 (totaling $185,238) were collected on behalf of a third-party investor and recorded as accrued liabilities as of July 31, 2023.  On July 23, 2024, the Company repaid outstanding due of $185,238.

On July 7, 2023, RAC filed an ongoing lawsuit with Fix Pad Holdings, therefore, no further interest income was recognized. During the years ended July 31, 2024, and 2023, the Company recorded interest income of $0 and $49,187, respectively.

On May 19, 2023, RAC filed a complaint for breach of two promissory notes entered into with Fix Pads Holdings, LLC and for injunctive relief in the 11th Judicial Circuit Court in Miami-Dade County Florida, as well as an emergency motion for temporary injunction enjoining Fix Pads Holdings, LLC from selling, transferring, conveying or otherwise disposing of any real property assets pledged as collateral in relation to the two promissory notes entered into between RAC and Fix Pads. In addition to the injunctive relief sought above, RAC is also seeking damages for breach of the promissory notes. After RAC filed and served the lawsuit, Fix Pads removed the lawsuit to the United States District Court for the Southern District of Florida on May 24, 2023. As such, the case is now proceeding in the Southern District of Florida. RAC has obtained temporary injunctive relief against Fix Pads.

On July 7, 2023, RAC filed a complaint for appointment of receiver, breach of Limited Liability Company Agreement, and breach of fiduciary duty in the 11th Judicial Circuit Court of Miami-Dade County, Florida against Fix Pads Holdings LLC, FixPads Management, LLC and RAC FixPads II, LLC. RAC seeks a receiver to be appointed to wind up the real property assets of RAC FixPads II, LLC and for damages for breach of the joint venture agreement.

In June 2024, the parties entered into two settlement agreements, which FixPads Holdings LLC and the other Defendants agreed to transfer the title of 44 properties to the Company.

Pursuant to title search and settlement of taxes and due related to properties, the Company proceeded to obtain the Quitclaim Deed Certificates on 29 properties. The Company intends to sell these properties. As of the date of this report, 29 Quitclaim Deed Certificates were issued, and the rest are under process.

The Company obtained the official fair value reports of properties from an independent firm based on sales comparison and secondary sales and recognized the value of 29 properties based on the valuation reports and physical condition of the homes. Some of the homes must be remodeled, therefore its valuation was based on land price or secondary sales and or value per Square Foot. Those valuations were not more than sales comparison price and have been disclosed as nonmonetary gain in the Company’s Financial Statements.

On April 25th, 2024, RAC finalized the purchase of two additional lots in Gadsden, Alabama bringing the total properties owned in East Gadsden to twenty-two. This decision stemmed from the ongoing construction of three homes by RAC on the same street, slated for completion and rental availability by July 31st, 2024. With the aim of bolstering rental demand, RAC intends to commence construction on these newly acquired lots this calendar year by December 31st, 2024. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent.

On July 31, 2024, RAC Gadsden LLC entered into a land purchase agreement in Glencoe Alabama. Glencoe is the neighboring town to Gadsden, and the Company plans to build seven to eight duplex apartments on the parcel of land during the calendar year of 2025.

As of July 31st, 2024, RAC has completed eight of the eleven homes under construction in East Gadsden and has seven of the eleven properties leased with monthly lease payments of $1,250, each for a period of one year for each home leased.

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

Our address is 100 Biscayne Blvd., #1611, Miami FL 33132, telephone (786) 553-4006. Our corporate website is www.mycitybuilders.com.

Sales and Marketing

We intend to market our properties to those seeking homes, including to low-income individuals and families. We may engage third party real estate brokers and agents to provide these services.

Competition

We believe there are only limited barriers to entry into our business. Current and future competitors may have more resources than we have. Our projects face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital. In transaction services, we face competition with real estate firms in the acquisition and disposition of properties, and we also compete with other sponsors of real estate for investors to provide the capital to allow us to make these investments. We also compete against real estate companies who may be chosen by a broker-dealer as an investment platform instead of us. In management services, we compete with other properties for viable investors for properties.

Real estate development is a highly competitive business. We compete with numerous developers, builders and others for the acquisition of property. As we attempt to expand our operations, we will certainly be competing with other businesses ranging from large multinational corporations to small startup business such as us. Many of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do.

There can be no assurance that we will be able to compete effectively with the other companies in our industry.

Government Regulations

Real Property Development

The real estate development industry is subject to environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, we must obtain the approval of various government agencies regarding matters such as permitted land uses, housing density, installation of utility services and the dedication of acreage for open space, parks, schools and other community purposes. Federal, state and local regulations affect real property development by specifying, among other things, the type and quality of building material that must be used, certain aspects of land use and building design and the way homebuilders may conduct their sales, operations and overall relationships with potential renters and buyers. Changes in prevailing local circumstances or applicable laws may require additional permits and approvals or modifications of approvals previously obtained. Permits and approvals will vary depending on the type and location of the land being developed.

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

Management Services

The Company, any salespeople we may have and, in some instances, property managers we may employee may be regulated by the states in which we do business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. Our activities may also be subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development.

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

Various environmental laws and regulations also can impose liability for the costs of investigating or remediating hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a potential property manager, we could be held liable as an operator for any such contamination; even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such a contaminated site if the other responsible parties are unable to pay. Similarly, we are generally obliged, under the debt financing arrangements on the properties owned by us, to provide indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not always be available, or sufficient to cover our losses.

Employees

As of the date of this report, the Company employs two part-time executives: Interim CEO Yolanda Goodell and Interim CFO Francis Pittilloni.

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

At July 31, 2024, we have cash of $20,245 and a working capital of $64,205, and, because our only current source of revenue is interest income from two promissory notes the Company acquired in connection with our business plan. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our delinquent SEC quarterly reports. If we are unable to implement our business plan because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

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

Our financial statements include a going-concern paragraph. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2024, the Company incurred a net income of $25,752. As of July 31, 2024, the Company had an accumulated deficit of $2,019,954 and has nominal revenues since inception and only recently engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2024. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

At present, we do not have any independent directors. Our board consists of two directors, one of which is Yolanda Goodell, who is our interim chief executive officer and Francis Pittilloni, who is our interim chief financial officer. Because we have no independent directors, we do not have many checks and balances on the directors, which may make it difficult for us to develop internal controls and to raise money in the financial markets.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The dollar volume of trading in our stock is low and we cannot assure you that any significant market will develop. As a result, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float. The price of our stock may fluctuate significantly in response to several factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

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

If we were to raise additional capital by issuing equity securities, either alone or in connection with non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution, which could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the thin market for our stock; the lack of any collateral on which a lender may place a value, and the absence of any history of revenue or operations. If we can raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company’s process for assessing, identifying, and managing material risks from cybersecurity threats is as follows: the Company has cloud-based security, our computers and servers are fire walled. In addition, the Company does not allow virtual log-in on their computers. The Company has engaged any third-party consultants with regard to our cloud-based cybersecurity. We have had no current or previous cybersecurity incidents that have materially affected or were likely to materially affect the Company’s business strategy, results of operations or financial condition.

The Company’s management team and board of directors jointly oversee the Company’s cybersecurity. The third party consultants provide monthly online security reports as well as any web based security updates and possible threats to be aware of.

ITEM 2. PROPERTIES

The Company owns 8 complete homes which are leased, and 3 homes under construction, we anticipate that construction on the 3 homes should be completed in our first fiscal quarter of 2025. Pursuant to settlement agreements with Fix Pads, we obtained 29 homes title at July 31,2024 and the Company has intention to sell those properties.

ITEM 3. LEGAL PROCEEDINGS

On March 23, 2023, RAC was awarded a judgement from the District Court in Clark County Nevada enabling the company to cancel common shares held in the name of HUI PING LIU. These shares were originally issued to HUI PING LIU for no consideration by our former CEO Daniel Tsai.

On May 19, 2023, RAC filed a complaint for breach of two promissory notes entered into with Fix Pads Holdings, LLC and for injunctive relief in the 11th Judicial Circuit Court in Miami-Dade County Florida, as well as an emergency motion for temporary injunction enjoining Fix Pads Holdings, LLC from selling, transferring, conveying or otherwise disposing of any real property assets pledged as collateral in relation to the two promissory notes entered into between RAC and Fix Pads. In addition to the injunctive relief sought above, RAC is also seeking damages for breach of the promissory notes. After RAC filed and served the lawsuit, Fix Pads removed the lawsuit to the United States District Court for the Southern District of Florida on May 24, 2023. As such, the case is now proceeding in the Southern District of Florida. RAC has obtained temporary injunctive relief against Fix Pads.

On July 7, 2023, RAC filed a complaint for appointment of receiver, breach of LLC agreement, and breach of fiduciary duty in the 11th Judicial Circuit Court of Miami-Dade County, Florida against Fix Pads Holdings LLC, FixPads Management, LLC and RAC FixPads II, LLC. RAC seeks a receiver to be appointed to wind up the real property assets of RAC FixPads II, LLC and for damages for breach of the joint venture agreement.

In June 2024, the parties entered into two settlement agreements, which FixPads Holdings LLC and the other defendants agreed to transfer the title of 44 properties to the Company.

Pursuant to title search and settlement of taxes and due related to properties, the Company proceeded to obtain the quitclaim deed certificate of 29 properties. The Company intends to sell these properties. As of the date of this report, 24 quitclaim deed certificates were issued, and the rest are under process.

RAC plans to start the renovation and completion of the properties during this calendar year and have all twenty-nine homes fully renovated by the next calendar year. All twenty-nine homes will be immediately placed for sale once fully renovated.

On July 23rd, 2024, as part of the settlement agreements RAC paid $185,238.37 as part of the proceeds owed to Frank Campanero on the secured loans dated July 22, 2022, and August 18, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink marketplace under the symbol MYCB. From April 2014 until May 3, 2018, our common stock was quoted under the symbol DIMN and from May 4, 2018, until April 26, 2023, our common stock was quoted under the symbol JRVS.

Stockholders of Record

As of October 24, 2024, we had approximately 38 record holders of our common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Transfer Agent

Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone (813) 344-4490, is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the past two years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act:

On February 1, 2023, the Company issued 700 shares of common stock for an adjustment of reverse stock split in June 2022.

On March 23, 2023, a shareholder returned 10,000 shares of common stock and the Company cancelled 10,000 shares of common stock.

On January 17,2024, the Company issued 11,400,000 shares of common stock for the settlement of due to a related party of $2,850,000.

Issuer Purchases of Equity Securities

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

Overview

In July 2022, we acquired RAC, a Wyoming-based corporation, which is now a wholly owned subsidiary of the Company. Through RAC, the Company focuses on real estate transactions, particularly the acquisition, development, and sale or rental of low-income housing. Our investment approach is segmented into three primary areas:

•	Acquiring, refurbishing, and selling traditional foreclosures;
•	Purchasing, developing, and renting properties in "Land Banks," which typically comprise over 100 homes or lots in a single location;
•	Acquiring, refurbishing, or developing homes available through HECM (Home Equity Conversion Mortgage) pools.

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

On April 25th, 2024, RAC finalized the purchase of two additional lots in Gadsden, Alabama bringing the total properties owned in East Gadsden to twenty-two. This decision stemmed from the ongoing construction of three homes by RAC on the same street, slated for completion and rental availability by July 31st, 2024. With the aim of bolstering rental demand, RAC intends to commence construction on these newly acquired lots this calendar year by December 31st, 2024. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent.

On July 31, 2024, RAC Gadsden LLC entered into a land purchase agreement in Glencoe Alabama. Glencoe is the neighboring town to Gadsden, and we plan to build seven to eight duplex apartments on the parcel of land during the calendar year of 2025.

As of July 31st, 2024, RAC has completed eight of the eleven homes under construction in East Gadsden and has eight of the eleven properties leased with monthly lease payments of $1,250, each for a period of one year for each home leased.

Result of operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2024, and 2023, which are included herein.

Our operating results for the years ended July 31, 2024, and 2023, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	July 31,
	2024	2023	Change
Revenue	$59,300	$49,187	$(10,113)
Operating expenses	337,670	202,462	135,208
Other (income) expenses	(304,122)	1,869,360	(2,173,482)
Net (income) loss	$(25,752)	$2,022,635	$(2,048,387)

For the years ended July 31, 2024, and 2023, we generated revenue from interest income of $0 and $49,187 and revenue from rent income of $59,300 and $0, respectively.

We had a net income of $25,752 for the year ended July 31, 2024, and net loss of $2,022,635 for the year ended July 31, 2023. The decrease in net loss of $2,048,387 were primarily attributed to a reduction in other expenses of $2,173,482, offset by an increase in operating expenses of $135,208 and revenue of $10,113

Operating expenses for the years ended July 32, 2024, and 2023 were $337,670 and $202,462, respectively. For the years ended July 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $235,940 and $177,931, general and administrative expenses of $55,774 and $24,531, depreciation expenses of $31,985 and $0, cost of rental homes of $13,971 and $0, respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other income and expenses for the years ended July 31, 2024, and 2023, represent impairment loss on investment of $947,500 and $1,732,000, interest expenses – related party of $27,795 and $137,360 for granted loans and interest expenses of $19,279 and $0 for bank borrowing and third-party loan, nonmonetary gain of $1,298,696 and $0 respectively.

The nonmonetary gain of $1,298,696 is related to settlement agreements with Fix Pads Holdings in connection with twenty-nine homes which the Quitclaim Deed Certificates were issued to the Company. The Company obtained the official fair value reports of properties from an independent firm based on sales comparison and secondary sales and recognized the value of twenty-nine (29) properties based on the valuation reports and physical condition of the homes. Some of the homes must be remodeled, therefore its valuation was based on land price or secondary sales and or value per Square Foot. Those valuations were not more than sales comparison price.

Balance Sheet Data

	July 31,	July 31,
	2024	2023	Change
Cash	$20,245	$151,718	$(131,473)
Working capital (deficiency)	$64,205	$(3,545,848)	$3,610,053
Total current assets	$1,635,857	$418,262	$1,217,595
Total current liabilities	$1,571,652	$3,964,110	$(2,392,458)
Stockholdes' Equity (Deficit)	$1,161,680	$(1,714,072)	$2,875,752

As of July 31, 2024, our current assets were $1,635,857 and our current liabilities were $1,571,652 which resulted in working capital of $64,205. As of July 31, 2024, current assets were comprised of $20,245 in cash, $2,607 in accounts receivable, $1,613,005 in homes inventory for sales, compared to $151,718 in cash, $34,858 in prepaid expenses, $228,750 in loan receivable and $3,116 in accrued interest income as of July 31,2023.

As of July 31, 2024, current liabilities were comprised of $79,563 in accounts payable and accrued liabilities, $1,106,000 in due to related parties, $25,000 loan payable-current portion,$28,500 loans payable -related party and $332,589 bank borrowing-current portion compared to $237,888 in accounts payable and accrued liabilities and $3,726,222 in due to related parties as of July 31, 2023.

Cash Flow Data

	Years Ended
	July 31,
	2024	2023	Change
Cash used in operating activities	$(483,064)	$(257,338)	$(225,726)
Cash used in investing activities	$(930,901)	$(3,270,362)	$2,339,461
Cash provided by financing activities	$1,282,492	$3,678,700	$(2,396,208)
Net change in cash during period	$(131,473)	$151,000	$(282,473)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2024, net cash flows used in operating activities was $483,064, consisting of a net income of $25,752, increased by impairment loss on investment of $947,500, depreciation expenses of $31,985, amortization of debt discount of $2,203, prepaid expenses of $34,858, accrued interest income of $265, accrued interest -related party of $3,958, due to related party of $16,889,and reduced by nonmonetary gain recognition for homes inventory for sales of $1,298,696, accounts payable and accrued liabilities of $162,283, accounts receivable of $2,607, homes inventory cost for sales of $82,888.

For the year ended July 31, 2023, net cash flows used in operating activities was $257,338, consisting of a net loss of $2,022,635, reduced by impairment loss on investment of $1,732,000, accounts payable and accrued liabilities of $39,309, due to related parties of $38,710 and increased by prepaid expenses of $34,858, deferred interest income of $6,748, accrued interest income of $3,116.

Cash Flows from Investing Activities

For the year ended July 31, 2024, the Company used $930,901 for payments of construction.

For the year ended July 31, 2023, the Company received cash from collection of loan receivable of $287,220, collection of loan receivable for third party investor of $185,504 and used investment of $2,679,500, advance on loan receivable of $179,310 and payment for construction of $884,276.

Cash Flows from Financing Activities

For the year ended July 31, 2024, the Company received bank borrowing of $569,603, advances from related parties of $1,108,700 and repaid $395,811 to related parties.

For the year ended July 31, 2023, the Company received advances from related parties of $5,052,300 and repaid $1,373,600 to related parties.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2024, the Company incurred a net gain of $25,752. As of July 31, 2024, the Company had an accumulated deficit of $2,019,954. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2024. However, until the Company engages in an active business or makes an acquisition the Company is likely not to be able to raise any significant debt or equity financing.

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

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires the Company to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606:

(i)	Identify the contract, or contracts, with a tenant;
(ii)	Identify the performance obligations in the rental contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract;
(v)	Recognize revenue when the Company satisfies a performance obligation.

Rental income

The Company generated rental income from operating leases, which is accounted for under ASC 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements.

Cost of rental homes

The cost of rental homes are expenses directly related to rental homes, such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

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

Nonmonetary Transactions

The Company follows ASC 450, “Non-Monetary Transactions” and considers ASC 450-30 “Contingencies”, to report accounting for recognition homes inventory for sales and nonmonetary gain on settlement of lawsuit.

Concentration

As pf July 31, 2024, and 2023 and for the years ended July 31, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For The Year ended
	July 31,
	2024	2023
Tenant A	15.89%	-
Tenant B	24.08%	-
Tenant C	25.66%	-
Tenant D	17.85%	-
Tenant E	8.39%	-
Tenant F	5.03%	-
Tenant G	2.32%	-
Tenant H	0.78%	-
Total (as a group)	100.00%	-

Accounts receivable

The rental properties are managed by a management company during the year ended July 31, 2024, therefore 100% of accounts receivable is related to one customer at July 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, July 31, 2024

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at July 31, 2024 and 2023

•	Consolidated Statements of Operations for the years ended July 31, 2024, and 2023

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended July 31, 2024, and 2023

•	Consolidated Statements of Cash Flows for the years ended July 31, 2024, and 2023

•	Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 26, 2024, we engaged TPS Thayer, LLC - Certified Public Accountants (“TPS”) as our new independent accountants.  During our two most recent fiscal years ended July 31, 2023, and through the date of Form 8-K, neither we, nor anyone on our behalf, has consulted with TPS regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that the new accountant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2024, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and the absence of any accounting staff, our disclosure controls were not effective as of July 31, 2024, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2024, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2024.

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

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able to implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the year ended July 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Yolanda Goodell	39	Interim Chief Executive Officer and director
Francis Pittilloni	37	Interim Chief Financial Officer & director

Ms. Goodell has been a director since November 4, 2021, and has been vice president since March 14, 2022. Ms. Goodell accepted the role as interim CEO on January 29, 2024. She also currently the vice president, chief marketing officer, secretary and treasurer for RAC, our wholly owned subsidiary. From February 2021 to present Ms. Goodell has held the position as chief marketing officer of PreCheck Health Services, a high complexity molecular laboratory based in Miami Florida. Prior to her role as CMO she held the position as VP of sales for Latin America from 2017 to February 2021.

Mr. Pittilloni has been a director since November 4, 2022. On January 29, 2024, Mr. Pittilloni accepted the role as interim CFO of the company. He is also currently the chief operating officer for RAC, our wholly owned subsidiary. From February 2021 to present, Mr. Pittilloni has held the position as chief operating officer of PreCheck Health Services, a high complexity molecular laboratory based in Miami Florida. Prior to his role as COO from 2017 to February 2018 he was director of operations & hotel brand development for Globia, based out of Spain and was the managing partner of 2W Global Management a brand consulting company.

Family Relationships

None

Legal proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Committees of the Board of Directors

We do not have any committees on our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. For the year ending July 31, 2024, all Section 16(a) filings were filed by all individuals required to make such filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2024 and 2023, earned by or paid to our executive officers who served in that capacity during the year ended July 31, 2023.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Yoland Goodell [1]	2024	-	-	-	-	-	-	-	-
CEO	2023	-	-	-	-	-	-	-	-

Francis Pittilloni [1]	2024	-	-	-	-	-	-	-	-
CFO	2023	-	-	-	-	-	-	-	-

Jose Maria Eduardo Gonzalez Romero[2]	2024	-	-	-	-	-	-	-	-
Former CEO, CFO	2023	-	-	-	-	-	-	-	-

_________

1 Yolanda Goodell and Francis Pittilloni appointed as CEO and CFO on January 29,2024.

2 Jose Maria Eduardo Gonzalez Romero resigned as CEO and CFO on January 23,2024.

Employment Agreements

We do not have employment agreements in place with any of our officers and have not granted any stock options, incentive plans, profit-sharing arrangements, or other similar benefits.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at July 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of October 31, 2024 by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of October 27, 2024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	% of shares (Common Stock)	Amount and Nature of Beneficial Ownership (Preferred A Stock)[1]	% of Shares (Preferred A Stock)
Jose Maria Eduardo Gonzalez Romero (former CEO and CFO) PH Torre La Cresra #11, Bellavista, Panama City, PM	281,513	2.35%	-	-
Yolanda Goodell (CEO) 11153 SW 37th MNR, Davie, FL 33328	3,819,513	31.86%	33,333	33.3%
Francis Pittilloni (CFO) 100 Biscayne Blvd., Suite 1611, Miami, FL 33132	3,819,513	31.86%	33,333	33.3%
All officers and directors as a group	7,639,026	66.07%	66,666	66.60%
5% or More Stockholders
Frank Gillen 100BiscayneBlvd.,#1611,MiamiFL33132	3,822,714	31.89%	33,334	33.4%

[1]

 Each share of Series A Preferred Stock entitles the holder to 10 votes on any matter presented to the holders of the Common Stock and are exercisable at a 25% discount to the next qualified financing of at least $1,000,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the years ended July 31, 2024, and 2023, the Company's shareholders paid operating expenses of $16,889 and $38,710 on behalf of the Company, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the years ended July 31, 2024, and 2023, the Company’s related party advanced $808,700 and $2,670,300 to the Company, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the years ended July 31, 2024, and 2023, the Company’s officers advanced $0 and $282,000 to the Company and the Company repaid $29,922 and 73,600, respectively. The advances are unsecured, due on demand and interest 10% of advanced amount will be interest expense when the Company repays.

During the years ended July 31, 2024, and 2023, the Company’s related parties advanced $300,000 and $2,100,000 and the Company repaid $100,000 and $1,300,000, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual.

During the years ended July 31, 2024, and 2023, the Company recognized and paid interest expenses of $21,920 and $137,360, respectively.

During the year ended July 31, 2024, one related party assigned $500,000 of his amount due from the Company to another related party.

During the year ended July 31, 2024, one related party converted $500,000 of the amount due from the Company to four loan agreements with an interest rate of 9.5% annual with term of 30 years.  In July 2024, the Company settled principal of $471,500. During the year ended July 31, 2024, the Company recognized interest of $31,172 and paid interest of $27,213.

During the year ended July 31,2024, one related party assigned $498,200 obtained loans from the bank to the Company. The loan was utilized for settlement of $471,500, another related party loan and payment of the Company’s operating expenses of $26,700.

During the year ended July 31, 2024, the Company allocated interest of $25,297 from total interest of $53,092 related to the above loans to construction in progress.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Year Ended July 31,
	2024	2023
Audit fees	$45,000	$34,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection with our registration statement.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Company may also pre-approve particular services on a case-by-case basis. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and plan of reorganization dated July 1, 2022, between the Company and RAC Real Estate Acquisition Corp, a Wyoming Corporation	8-K	000-55233	2.1	7/7/2022
2.2	Agreement and Plan of Merger dated January 31, 2023, between the Company and My City Builders, Inc.	8-K/A	000-55233	2.1	2/7/2023
3.1	Amended and Restated Articles of Incorporation dated June 6, 2022	14C	000-55233	Exhibit A	4/8/2022
3.2	Articles of Merger of My City Builders, Inc., and the Company dated February 1, 2023	8-K/A	000-55233	3.1	2/7/2023
3.3	By laws of the Company	S-1	333-184830	3.2	11/8/2012
10.1	Employment agreement dated August 14, 2019, between the Company and Jose Maria Eduardo Gonzalez Romero	8-K	000-55233	99.1	8/15/2019
10.2	Loan agreement dated July 18, 2022, between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	7/29/2022
10.3	12% secured promissory note dated July 22, 2022	8-K	000-55233	99.2	7/29/2022
10.4	Partial assignment of promissory note dated July 25,2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	7/29/2022
10.5	Loan agreement dated August 18, 2022 between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	8/26/2022
10.6	12% secured promissory note dated August 18, 2022	8-K	000-55233	99.2	8/26/2022
10.7	Partial assignment of promissory note dated August 18, 2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	8/26/2022
10.8	Limited liability Company Agreement of RAC FIXPADS II, LLC dated effective October 4, 2022	8-K	000-55233	99.1	10/11/2022
14.1	Code of Ethics	10-K	333-184830	14.1	8/29/2013
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2024

My City Builders, Inc.

By:	/s/ Yolanda Goodell
Name:	Yolanda Goodell
Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

My City Builders, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of My City Builders, Inc. (the “Company”) as of July 31, 2023, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended July 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with the generally accepted accounting principles in the United States of America.

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

Investment Impairment Assessment

Description of the Matter

As described in Note 6 and 13 to the consolidated financial statements, the Company invested $2,679,500 pursuant to the Limited Liability Company Agreement entered on October 4, 2022. In 2023, the Company filed a complaint for breach of the Limited Liability Company Agreement, and both parties participated in a mediation concerning the lawsuit. As of the date of this report, both parties are in process of finalizing the mediation agreement.

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

Diamond Bar, California

November 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

My City Builders, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of My City Builders, Inc. (the “Company”) as of July 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2024, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that My City Builders, Inc. will continue as a going concern. The Company has negative operating cashflow and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ TPS Thayer, LLC

We have served as the Company’s auditor since 2024.

Sugar Land, TX

October 29, 2024

My City Builders, Inc.

Consolidated Balance Sheets

(expressed in US dollars, except par value and share amounts)

	July 31,	July 31,
	2024	2023
ASSETS
Current Assets
Cash	$20,245	$151,718
Prepaid expenses	-	34,858
Loan receivable	-	228,570
Accounts receivable	2,607	-
Accrued interest income	-	3,116
Homes inventory for sale	1,613,005	-
Total Current Assets	1,635,857	418,262

Property and equipment, net	1,833,192	884,276
Investment	-	947,500
TOTAL ASSETS	$3,469,049	$2,250,038

LIABILITIES AND STOCKHOLDES' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$79,563	$237,888
Loan Payable - current portion	25,000	-
Loans payable, related party	28,500	-
Due to related parties	1,106,000	3,726,222
Bank borrowings - current portion, net	332,589	-
Total Current Liabilities	1,571,652	3,964,110

Bank borrowings, net	710,717	-
Loan Payable	25,000	-
TOTAL LIABILITIES	2,307,369	3,964,110

Stockholders’' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 11,986,686 and 586,686 shares issued and outstanding at July 31, 2024 and 2023, respectively	11,987	587
Additional paid in capital	3,169,714	331,114
Accumulated deficit	(2,019,954)	(2,045,818)
Equity (deficit) attributable to stockholders of My City Builders, Inc.	1,161,847	(1,714,017)
Deficit attributable to noncontrolling interests	(167)	(55)
Total Stockholders’' Equity (Deficit)	1,161,680	(1,714,072)
TOTAL LIABILITIES AND STOCKHOLDES' EQUITY (DEFICIT)	$3,469,049	$2,250,038

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Operations

	Years Ended
	July 31,
	2024	2023

Revenue
Interest income	$-	$49,187
Rental income	59,300	-
Total revenue	59,300	49,187

Operating expenses
Cost of rental homes	13,971	-
Depreciation	31,985	-
General and administrative	55,774	24,531
Professional fees	235,940	177,931
Total operating expenses	337,670	202,462

Loss from operations	(278,370)	(153,275)

Other income and expense
Impairment loss on investment	(947,500)	(1,732,000)
Interest expense- related party	(27,795)	(137,360)
Interest expense	(19,279)	-
Nonmonetary gain on lawsuit settlement	1,298,696	-
Total other income (expense)	304,122	(1,869,360)

Income (Loss) before income taxes	25,752	(2,022,635)
Provision for income taxes	-	-
Net Income (Loss)	$25,752	$(2,022,635)
Less: Net loss attributable to noncontrolling interests	(112)	(55)
Net income (loss) attributable to stockholders of My City Builders, Inc.	25,864	(2,022,580)

Basic and diluted income (loss) per share of common stock	$0.00	$(3.41)
Basic weighted average number of common shares outstanding	6,739,563	592,744

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional		Total Stockholders'	Non -	Total
	Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)	controlling interest	Equity (Deficit)

Balance - July 31, 2022	100,000	$100	595,986	$596	$331,105	$(23,238)	$308,563	$-	$308,563

Common stock cancelled	-	-	(10,000)	(10)	10	-	-	-	-
Reverse stock split adjustment	-	-	700	1	(1)	-	-	-	-
Net loss			-	-	-	(2,022,580)	(2,022,580)	(55)	(2,022,635)
Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Common stock issued for settlement of debt	-	-	11,400,000	11,400	2,838,600	-	2,850,000	-	2,850,000
Net income			-	-	-	25,864	25,864	(112)	25,752
Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	July 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,752	$(2,022,635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	31,985	-
Amortization of debt discount	2,203	-
Impairment loss on investment	947,500	1,732,000
Nonmonetary gain on lawsuit settlement	(1,298,696)	-
Changes in operating assets and liabilities:
Prepaid expenses	34,858	(34,858)
Accounts receivable	(2,607)	-
Accrued interest income	265	(3,116)
Accounts payable and accrued liabilities	(162,283)	39,309
Homes inventory cost of sales	(82,888)	-
Deferred interest income	-	(6,748)
Accrued interest-related party	3,958	-
Due to related parties	16,889	38,710
Net cash used in operating activities	(483,064)	(257,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(2,679,500)
Advance on loan receivable	-	(179,310)
Collection of loan receivable	-	287,220
Collection of loan receivable for third party investor	-	185,504
Purchases of property and equipment	(930,901)	(884,276)
Net cash used in investing activities	(930,901)	(3,270,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	569,603	-
Advances from related parties	1,108,700	5,052,300
Repayments to related parties	(395,811)	(1,373,600)
Net cash provided by financing activities	1,282,492	3,678,700

Net change in cash	(131,473)	151,000
Cash, beginning of period	151,718	718
Cash, end of period	$20,245	$151,718

Supplemental cash flow information
Cash paid for interest	$71,671	$137,360
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activity:
Recognition of loans payable as debt discount	$26,877	$-
Assignment of bank borrowing loans to the Company by related party	$500,000	$-
Common stock issued for settlement of related party debt	$2,850,000	$-
Issuance note payable for acquisition of land	$50,000	$-
Assignment of related party loans with bank borrowing loans	$471,500	$-
Common stock cancelled	$-	$10
Reverse stock split adjustment	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

My City Builders, Inc. (the “Company” or “My City Builders”) is a Nevada corporation incorporated on October 26, 2010, under the name Oconn Industries Corp. The Company’s name was changed on March 11, 2014, from Oconn Industries Corp. to Diamante Minerals, Inc., and to iMine Corporation on March 20, 2018, and to My City Builders, Inc on January 31, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at July 31, 2024.

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

Real Estate Property

Real estate properties are stated at cost less accumulated depreciation. We capitalize all costs incurred to acquire, develop, construct, renovate and improve real estate property as part of major repair and maintenance programs, including interest and property taxes incurred during the construction period. We expense routine repair and maintenance costs as incurred. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years. Construction in progress is not depreciated until ready for service. The amount of interest capitalized during the years ended July 31, 2024, and 2023 are $35,000 and nil respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with Topic 606, which requires the Company to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company recognizes revenue based on the five criteria for revenue recognition established under Topic 606:

(i)	Identify the contract, or contracts, with a tenant;
(ii)	Identify the performance obligations in the rental contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract;
(v)	Recognize revenue when the Company satisfies a performance obligation.

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

Cost of rental homes

The cost of rental homes are expenses directly related to rental homes, such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of July 31, 2024, and 2023, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of July 31, 2024, and 2023, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of July 31, 2024, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Nonmonetary Transactions

The Company follows ASC 450, “Non-Monetary Transactions” and considers ASC 450-30 “Contingencies”, to report accounting for recognition homes inventory for sales and nonmonetary gain.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2024, the Company generated a net income of $25,752. As of July 31, 2024, the Company had an accumulated deficit of $2,019,954. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2025. However, until the Company engages in an active business or makes an acquisition the Company is likely not to be able to raise any significant debt or equity financing.

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

During the year ended July 31, 2023, the Company collected principal of $444,325 and interest of $67,457, of which principal of $157,105 and interest of $28,133 (totally $185,238) were collected on behalf of a third-party investor and recorded as accrued liabilities as of July 31, 2023.  On July 23, 2024, the Company repaid outstanding due of $185,238.

On July 7, 2023, RAC filed an ongoing lawsuit with Fix Pad Holdings, therefore, no further interest income was recognized. During the years ended July 31, 2024, and 2023, the Company recorded interest income of $0 and $49,187, respectively.

In June 2024, the Company entered into two settlement agreements, which FixPads Holdings LLC and the others transfer the title of forty-four (44) properties to the Company for selling and distributing the net proceed from the sales between the parties. According to the terms and condition of settlement agreements, the loan receivable of $228,750 and accrued interest receivable of $2,851 were a part of settlement agreement., which the Company recovered the total loan receivable of $231,421 from nonmonetary gain resulted from properties (see Note 13).

NOTE 5 – PROPERTY AND EQUIPMENT

As of July 31, 2024, and 2023, property and equipment consist of as follows;

	July 31,	July 31,
	2024	2023
Homes	$1,318,062	$546,852
Lands	132,708	3,828
Construction in progress	414,407	333,596
	1,865,177	884,276
Accumulated depreciation	(31,985)	-
	$1,833,192	$884,276

During the years ended July 31, 2024, and 2023, five (5) homes and three (3) homes were completed, respectively.

As of July 31, 2024, and 2023, the construction in progress consists of the cost of titles and construction expenses for six (6) homes which have not been completed, respectively.

On July 31, 2024, the Company purchased a piece of land for future construction of 7-8 duplex apartments for the amount of $120,000.

As of July 31, 2024, the Company entered into eight (8) separate lease agreements with monthly lease payments of $1,100 for one home, $1,125 for one home and $1,250 for six homes, each for a period of one year for each home leased.

During the year ended July 31, 2024, the Company recorded a depreciation expense of $31,985.

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

During the years ended July 31, 2024, and 2023, the Company invested $0 and $2,679,500 and recognized impairment loss of $ 947,500and $1,732,000, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the years ended July 31, 2024, and 2023, the Company's shareholders paid operating expenses of $16,889 and $38,710 on behalf of the Company, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the years ended July 31, 2024, and 2023, the Company’s related party advanced $808,700 and $2,670,300 to the Company. The advances are unsecure, due on demand and non-bearing interest.

During the years ended July 31, 2024, and 2023, the Company’s officers advanced $0 and $282,000 to the Company and the Company repaid $29,922 and 73,600, respectively. The advances are unsecured, due on demand and interest 10% of advanced amount will be interest expense when the Company repays.

During the years ended July 31, 2024, and 2023, the Company’s related parties advanced $300,000 and $2,100,000 and the Company repaid $100,000 and $1,300,000, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual.

During the years ended July 31, 2024, and 2023, the Company recognized and paid interest expenses of $21,920 and $137,360, respectively.

During the year ended July 31, 2024, one related party assigned $500,000 of his amount due from the Company to another related party.

During the year ended July 31, 2024, one related party converted $500,000 of the amount due from the Company to four loan agreements with an interest rate of 9.5% annual with term of 30 years.  In July 2024, the Company settled principal of $471,500 (see Note 9). During the year ended July 31, 2024, the Company recognized interest of $31,172 and paid interest of $27,213.

During the year ended July 31,2024, one related party assigned $498,200 obtained loans from the bank to the Company. The loan was utilized for settlement of $471,500 another related party loan (see Note 8) and payment of the Company’s operating expenses of $26,700.

During the year ended July 31, 2024, the Company allocated interest of $25,297 from total interest of $53,092 related to the above loans to construction in progress.

On January 17, 2024, the Company’s Board of Directors approved the settlement of $2,850,000 due to one related party in exchange of issuance of 11,400,000 shares of common stock.

As of July 31, 2024, and 2023, the Company had due to related parties of $1,106,000 and $3,726,222, respectively.

NOTE 8 – BANK BORROWINGS

As of July 31, 2024, bank borrowings consist, as follows;

	Principal	Maturity	Interest	July 31,
	Amount	date	Rate	2024
Loan dated October 27,2023	$114,800	11/1/2053	9.50%	$114,800
Loan dated October 27,2023	114,800	11/1/2053	9.50%	114,800
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,712
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,726
Loan dated November 3,2023	88,000	11/15/2028	8.50%	80,089
Loan dated November 3,2023	88,000	11/15/2028	8.50%	44,153
Loan dated November 3,2023	88,000	11/15/2028	8.50%	40,501
Loan dated July 26,2024	109,500	8/1/2054	8.63%	109,500
Loan dated July 26,2024	126,300	8/1/2054	8.75%	126,300
Loan dated July 26,2024	131,200	8/1/2054	9.13%	131,200
Loan dated July 26,2024	131,200	8/1/2054	9.13%	131,200
Total loans payable				1,067,981

Less: unamortized debt discount				(24,675)
Total				1,043,306
Less: current portion of loans payable				(332,589)
Long -term loans portion				$710,717

Loans dated October 27, 2023

The monthly payment of $909 for the first 120 months to be applied to interest, and thereafter, will be in the amount of $1,070 for principal and interest.

During the year ended July 31, 2024, the Company recognized interest of $16,612 amortization of debt discount of $365 and paid interest of $14,541.

Loans dated November 3, 2023

These are construction lines of credit loan (pre-mortgages) that are expected to convert to mortgage loans once the homes are completed. The lines of credit are for a period of five years and the Company has the option of monthly payment of $771.

During the year ended July 31, 2024, the Company borrowed $340,742, recognized interest of $9,795, amortization of debt issuance cost of $1,837 and paid principal of $562 and interest of $7,016.

Loans dated July 26, 2024

On July 26,2024, the Company’s Interim Chief Executive Officer (ICEO) obtained four loans (totally $498,200) for settlement of loans payable -related party for amounts of $471,500 (see Note 9).  On July 31,2024, the Company and ICEO entered into an assignment agreement, and the Company accepted the terms and condition of four loans agreements.

During the year ended July 31,2024, the Company recognized and paid interest of $372.

During the year ended July 31, 2024, the Company allocated interest of $9,703 from interest of $26,779 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable, as of July 31, 2024:

July 31,
2024
Year ending July 31,
2025	538,885
2026	69,711
2027	69,711
2028	69,711
Thereafter	1,878,262
2,626,280
Imputed interest	(1,558,299)
$1,067,981

NOTE 9 – LOANS PAYABLE- RELATED PARTY

As of July 31, 2024, loans payable – related party consist of as follows;

	Principal	Maturity	Interest	July 31,
	Amount	date	Rate	2024
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	$22,500
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	6,000
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	-
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	-
Total loans payable				28,500
Less: current portion				(28,500)
Long -term loans portion				$-

The monthly payment of $3,958 for the 360 months to be applied to interest, and thereafter, the principal and any unpaid interest due on December 1, 2053.

During the year ended July 31, 2024, the Company recognized interest of $31,172 and paid interest of $27,213.

On July 29,2024, the Company settled $471,500 principal of loans (see Note 8) and the remaining balance of $28,500 was repaid on August 1,2024.

During the year ended July 31, 2024, the Company allocated interest of $12,752 from interest of $31,172 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable - related party, as of July 31, 2024:

Year ending July 31,
2025	$32,953
Thereafter	-
32,953
Imputed interest	(4,453)
$28,500

NOTE 10 – LOAN PAYABLE

On July 31, 2024, the Company purchased land for the purpose of future construction of 7-8 duplex apartments in amount of $120,000. The Company signed a mortgage and warranty deed agreement with the seller for unpaid purchase price of $50,000, with 5% interest per annum, principal and interest being due and payable in 2 annual installments of $25,000 plus interest, beginning July 31, 2025, and the final instalment being July 31, 2026. As of July 31,2024, the Company had principal due of $50,000.

NOTE 11 - EQUITY

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

As of July 31, 2024 and 2023, the Company had 100,000 shares of preferred stock issued and outstanding.

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

During the year ended July 31, 2024, the Company issued 11,400,000 shares for the settlement of due to a related party of $2,850,000.

As of July 31, 2024, and 2023, the Company had no options and warrants outstanding.

As of July 31, 2024, and 2023, the Company had 11,986,686 and 586,686 shares of common stock issued and outstanding, respectively.

NOTE 12 - INCOME TAXES

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	Years Ended
	July 31,
	2024	2023

Income (Loss) for the year	$25,752	$(2,022,635)

Income tax (benefit) at statutory rate	$5,408	$(424,753)
Change in valuation allowance	(5,408)	424,753
Income tax expense per books	$-	$-

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2024.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2024	2023

Non-operating loss carryforward	$424,225	$429,633
Valuation allowance	(424,225)	(429,633)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 13 – HOMES INVENTORY FOR SALES

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

In June 2024, the parties entered into two settlement agreements, which FixPads Holdings LLC and the others transfer the title of forty-four (44) properties to the Company for selling and distribute the net proceed from the sales between the parties. According to the terms and condition of the settlement agreements, the Company shall pay the title search cost, taxes, lien expenses, $50,000 legal fees and $185,238 payable to one of the parties.

During the year ended July 31, 2024, the Company repaid $185,238 obligation and paid $82,888 for title search cost, property taxes, liens, and fines to obtain quitclaim deed certificate of twenty-nine (29) properties and accrued $50,000 legal fees.

Pursuant to title search and settlement of taxes and due related to properties, the Company proceeded for obtaining the Quitclaim Deed Certificate of twenty-nine (29) properties. The Company intends to sell these properties. As of date of this report, twenty - six (26) Quitclaim Deed Certificates were issued, and the rest is under process.

The Company obtained the official fair value reports of properties from an independent firm based on sales comparison and secondary sales and recognized the value of twenty-nine (29) properties based on the valuation reports and physical condition of the homes. Some of the homes must be remodeled, therefore its valuation was based on land price or secondary sales and or value per Square Foot. Those valuations were not more than sales comparison price.

Here is the summary of the fair value of twenty-nine (29) properties as of July 31, 2024, and recognition of nonmonetary gain:

Total fair value of 29 properties	$1,638,893

Title cost paid in July 2024	82,888
Title cost paid in August 2024	25,888
Total title cost paid by the Company	108,776

Nonmonetary Gain recognized	1,530,117
Less loan and accrued interest receivable in connection with settlement agreement	231,421
Nonmonetary Gain recognized, net	$1,298,696

Balance of properties as of July 31, 2024, excluding cost paid in August 2024	$1,613,005

NOTE 14 – CONCENTRATION

As pf July 31, 2024, and 2023 and for the years ended July 31, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For The Year ended
	July 31,
	2024	2023
Tenant A	15.89%	-
Tenant B	24.08%	-
Tenant C	25.66%	-
Tenant D	17.85%	-
Tenant E	8.39%	-
Tenant F	5.03%	-
Tenant G	2.32%	-
Tenant H	0.78%	-
Total (as a group)	100.00%	-

 Accounts receivable

The rental properties are managed by a management company during the year ended July 31, 2024, therefore 100% of accounts receivable is related to one customer at July 31, 2024.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 31, 2024, to the date on which the financial statements are available to be issued. Based on our evaluation no material events have occurred that require disclosure.

 On September 18,2024, the Company obtained certificates of occupancies of two homes.

On October 18,2024, the Company acquired a property for amount of $7,000 future development.

