Form 10-Q
period 2024-10-31
My City Builders, Inc.
filed 2024-12-13
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 9, 2024, there were 11,986,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2024, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Consolidated Financial Statements

October 31, 2024

My City Builders, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2024	2024
ASSETS
Current Assets
Cash	$15,169	$20,245
Accounts receivable	188	2,607
Homes inventory for sales	1,684,279	1,613,005
Total Current Assets	1,699,636	1,635,857

Property and equipment, net	1,971,676	1,833,192
TOTAL ASSETS	$3,671,312	$3,469,049

LIABILITIES AND STOCKHOLDES' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$47,607	$79,563
Loan Payable - current portion	25,000	25,000
Loans payable, related party	-	28,500
Due to related parties	1,345,000	1,106,000
Bank borrowings - current portion, net	431,072	332,589
Total Current Liabilities	1,848,679	1,571,652

Bank borrowings, net	710,438	710,717
Loan Payable	25,000	25,000
TOTAL LIABILITIES	2,584,117	2,307,369

Stockholders’' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
11,986,686 and 11,986,686 shares issued and outstanding at October 31, 2024 and July 31, 2024, respectively	11,987	11,987
Additional paid in capital	3,169,714	3,169,714
Accumulated deficit	(2,094,394)	(2,019,954)
Equity attributable to stockholders of My City Builders, Inc.	1,087,407	1,161,847
Deficit attributable to noncontrolling interests	(212)	(167)
Total Stockholders’' Equity	1,087,195	1,161,680
TOTAL LIABILITIES AND STOCKHOLDES' EQUITY	$3,671,312	$3,469,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended
	October 31,
	2024	2023

Revenue
Rental income	25,528	6,169
Total revenue	25,528	6,169

Operating expenses
Cost of rental homes	6,593	2,219
Depreciation	14,951	5,928
General and administrative	7,301	9,805
Professional fees	51,247	57,536
Total operating expenses	80,092	75,488

Loss from operations	(54,564)	(69,319)

Other income and expense
Interest expense- related party	-	(9,258)
Interest expense	(19,921)	-
Total other expense	(19,921)	(9,258)

Loss before income taxes	(74,485)	(78,577)
Provision for income taxes	-	-
Net Loss	$(74,485)	$(78,577)
Less: Net loss attributable to noncontrolling interests	(45)	(80)
Net loss attributable to stockholders of My City Builders, Inc.	(74,440)	(78,497)

Basic and diluted loss per share of common stock	$(0.01)	$(0.13)
Basic weighted average number of common shares outstanding	11,986,686	586,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three Months ended October 31, 2024

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders	Non - controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

Net loss	-	-	-	-	-	(74,440)	(74,440)	(45)	(74,485)
Balance - October 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,094,394)	$1,087,407	$(212)	$1,087,195

 For the Three Months ended October 31,2023

	Series A				Additional		Total	Non-
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	interest	Deficit

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Net loss	-	-	-	-	-	(78,497)	(78,497)	(80)	(78,577)
Balance - October 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,124,315)	$(1,792,514)	$(135)	$(1,792,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	October 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,485)	$(78,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,951	5,928
Amortization of debt discount	744	-
Changes in operating assets and liabilities:
Prepaid expenses	-	5,954
Accounts receivable	2,419	-
Accrued interest income	-	265
Accounts payable and accrued liabilities	(31,956)	28,382
Homes inventory cost for sales	(71,274)	-
Net cash used in operating activities	(159,601)	(38,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for construction	(153,435)	(94,960)
Net cash used in investing activities	(153,435)	(94,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	99,258	215,110
Repayment bank borrowing	(1,798)	-
Repayment loans payable -related party	(28,500)	-
Advances from related parties	239,000	90,000
Repayments to related parties	-	(103,400)
Net cash provided by financing activities	307,960	201,710

Net change in cash	(5,076)	68,702
Cash, beginning of period	20,245	151,718
Cash, end of period	$15,169	$220,420

Supplemental cash flow information
Cash paid for interest	$25,290	$9,258
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended July 31, 2024, have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended July 31, 2024, included within the Company’s Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and we believe the credit risk to be minimal. The Company does not have any cash equivalents.

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

F-7

·

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

·

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·

Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

Financial instruments, including cash, accounts receivable, home inventory for sales, accounts payable and accrued liabilities, loan payable, bank borrowings and due to related parties, are carried at amortized cost. As of October 31, 2024, and July 31, 2024, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

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

Real Estate Property

Real estate properties are stated at cost less accumulated depreciation. We capitalize all costs incurred to acquire, develop, construct, renovate and improve real estate property as part of major repair and maintenance programs, including interest and property taxes incurred during the construction period. We expense routine repair and maintenance costs as incurred. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years. Construction in progress is not depreciated until ready for service. The amount of interest capitalized during the three months ended October 31, 2024, and 2023 are $4,890 and $0, respectively.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily investments, real estate inventories, property, and equipment, including real estate properties held for lease, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

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

Cost of rental homes

The cost of rental homes are expenses directly related to rental homes, such as lawncare, maintenance and repairs, management fees, utilities, insurance, and property taxes.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of October 31, 2024, and July 31, 2024, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of October 31, 2024 and July 31, 2024, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of October 31, 2024, and July 31, 2024, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

 Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2024, the Company incurred a net loss of $74,485. As of October 31, 2024, the Company had an accumulated deficit of $2,094,394. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2025. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – HOMES INVENTORY FOR SALES

On October 4, 2022, the Company, through RAC Real Estate Acquisition Corp.(“RAC”), entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by the LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property. During the years ended July 31, 2024, and 2023, the Company invested $0 and $2,679,500 and recognized impairment loss of $ 947,500 and $1,732,000, respectively.

In June 2024, the Company entered into two settlement agreements, which LLC and the other parties to transfer the title of forty-four (44) properties to the Company for selling and distribute the net proceed from the sales between the parties. According to the terms and condition of the settlement agreements, the Company shall pay the title search cost, taxes, lien expenses, and $185,238 payable to one of the parties.

During the year ended July 31, 2024, the Company repaid $185,238 obligation and pursuant to title search and settlement of taxes and due related to properties, the Company proceeded for obtaining the Quitclaim Deed Certificate of twenty-nine (29) properties. The Company intends to sell these properties.

During the year ended July 31, 2024, the Company obtained Quitclaim Deed Certificate and the official fair value reports of properties from an independent firm based on sales comparison and secondary sales and recognized the value of twenty-nine (29) properties based on the valuation reports and physical condition of the homes. Some of the homes must be remodeled, therefore its valuation was based on land price or secondary sales and or value per Square Foot. Those valuations were not more than sales comparison price.

During the three months ended October 31, 2024, the Company acquired one home for the amount of $8,021 and paid restoration / repairs expenses of $3,074 for selling.

As of October 31, 2024, and July 31, 2024, homes inventory for sales consist of as follows:

Nonmonetary gain recognized of 29 properties	$1,530,117
Title cost paid in July 2024	82,888
Balance of 29 properties as of July 31, 2024	1,613,005

Cost of restoration and repairs	60,179
Purchased one home for sales	11,095
Balance of 30 properties as of October 31, 2024	$1,684,279

NOTE 5 – REAL ESTATE PROPERTY, NET

As of October 31, 2024, and July 31, 2024, property and equipment consist of as follows;

	October 31,	July 31,
	2024	2024
Homes	$1,824,638	$1,318,062
Lands	136,290	132,708
Construction in progress	57,684	414,407
	2,018,612	1,865,177
Accumulated depreciation	(46,936)	(31,985)
	$1,971,676	$1,833,192

During the three months ended October 31, 2024, and the year ended July 31, 2024, three (3) homes and five (5) homes were completed, respectively.

As of October 31, 2024, the construction in progress consists of the cost of titles and construction expenses for three (3) homes which have not been completed.

As of October 31, 2024, the Company had eleven (11) completed homes and entered into seven (7) separate lease agreements with monthly lease payments of $1,100 for one home, $1,250 for five homes and $1,200 for one home, each for a period of one year for each home leased. As of October 31, 2024, two homes which the occupancy permits were issued on August 28, 2024, and September 18, 2024, have not been leased, the lease agreements of two homes were expired and are on market for lease.

During the three months ended October 31, 2024, and 2023, the Company recorded a depreciation expense of $14,951 and $5,928, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2024, and 2023, the Company’s related party advanced $239,000 and $40,000 to the Company, and the Company repaid $0 and $85,000, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the three months ended October 31, 2024, and 2023, the Company’s related parties advanced $0 and $50,000 and the Company repaid $0 and $18,400, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the three months ended October 31, 2024, and 2023, the Company recognized and paid interest expenses of $0 and $9,258, respectively.

During the three months ended October 31, 2024, and 2023, the Company repaid related party’s loan of $28,500 and $0 and interest payable of $3,958 and $0, respectively.

As of October 31, 2024, and July 31, 2024, the Company had due to related parties of $1,345,000 and $1,106,000, respectively.

NOTE 7 – BANK BORROWINGS

As of October 31, 2024, bank borrowings consist, as follows;

	Principal	Maturity	Interest	October 31,	July 31,
	Amount	date	Rate	2024	2024
Loan dated October 27,2023	$114,800	11/1/2053	9.50%	$114,800	$114,800
Loan dated October 27,2023	114,800	11/1/2053	9.50%	114,800	114,800
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,302	87,712
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,316	87,726
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,853	80,089
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,859	44,153
Loan dated November 3,2023	88,000	11/15/2028	8.50%	87,862	40,501
Loan dated July 26,2024	109,500	8/1/2054	8.63%	109,371	109,500
Loan dated July 26,2024	126,300	8/1/2054	8.75%	126,157	126,300
Loan dated July 26,2024	131,200	8/1/2054	9.13%	131,060	131,200
Loan dated July 26,2024	131,200	8/1/2054	9.13%	131,060	131,200
Total loans payable				1,165,440	1,067,981

Less: unamortized debt discount				(23,930)	(24,675)
Total				1,141,510	1,043,306
Less: current portion of loans payable				(431,072)	(332,589)
Long -term loans portion				$710,438	$710,717

Loans dated October 27, 2023

The monthly payment of $909 for the first 120 months to be applied to interest, and thereafter, will be in the amount of $1,070 for principal and interest.

During the three months ended October 31, 2024, and 2023, the Company borrowed $0 and $215,110, recognized interest of $5,498 and $0, amortization of debt discount of $121 and $0 and paid interest of $5,453 and $0, respectively.

Loans dated November 3, 2023

These are construction loans (pre-mortgages) that are expected to convert to mortgage loans once the homes are completed.

During the three months ended October 31, 2024, the Company borrowed $99,258, recognized interest of $6,795, amortization of debt issuance cost of $623 and paid principal of $1,246 and interest of $8,448.

Loans dated July 26, 2024

On July 26, 2024, the Company’s Interim Chief Executive Officer (ICEO) obtained four loans (totally $498,200) for settlement of loans payable -related party for amounts of $471,500.  On July 31, 2024, the Company and ICEO entered into an assignment agreement, and the Company accepted the terms and condition of four loans agreements.

During the three months ended October 31, 2024, the Company paid principal of $552 and recognized interest of $11,143 and paid interest of $7,431.

During the three months ended October 31, 2024, the Company allocated interest of $4,762 from total interest of $23,436 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable, as of October 31, 2024:

October 31,
2024
Year ending July 31,
Remaining of 2025	$664,967
2026	69,711
2027	69,711
2028	69,711
2029	69,711
Thereafter	1,805,630
2,749,441
Imputed interest	(1,584,001)
$1,165,440

NOTE 8 – LOANS PAYABLE- RELATED PARTY

As of October 31, 2024, loans payable – related party consist of as follows;

	Principal	Maturity	Interest	October 31,	July 31,
	Amount	date	Rate	2024	2024
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	$-	$22,500
Loan dated December 1,2023	$125,000	12/1/2053	9.50%	-	6,000
Total loans payable				-	28,500
Less: current portion				-	(28,500)
Long -term loans portion				$-	$-

The monthly payment of $3,958 for the 360 months to be applied to interest, and thereafter, the principal and any unpaid interest due on December 1, 2053.

On August 1, 2024, the Company paid and settled the outstanding principal balance of $28,500 and interest payable of $3,958.

NOTE 9 – LOAN PAYABLE

On July 31, 2024, the Company purchased land for the purpose of future construction of 7-8 duplex apartments in amount of $120,000. The Company signed a mortgage and warranty deed agreement with the seller for unpaid purchase price of $50,000, with 5% interest per annum, principal and interest being due and payable in 2 annual installments of $25,000 plus interest, beginning July 31, 2025, and the final instalment being July 31, 2026. During the three months ended October 31, 2024, the Company recognized interest of $630.

During the three months ended October 31, 2024, the Company allocated interest of $128 from total interest of $630 related to the above loan to construction in progress.

As of October 31, 2024, the Company had principal due of $50,000.

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

As of October 31, 2024, and July 31, 2024, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

As of October 31, 2024, and July 31, 2024, the Company had no options and warrants outstanding.

As of October 31, 2024, and July 31, 2024, the Company had 11,986,686 shares of common stock issued and outstanding.

NOTE 11 – CONCENTRATION

As of October 31, 2024, and July 31, 2024, and for three months ended October 31, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For Three Months ended
	October 31,
	2024	2023
Tenant A	12.93%	-
Tenant B	-	40.52%
Tenant C	-	59.48%
Tenant D	14.69%	-
Tenant E	15.44%	-
Tenant F	15.06%	-
Tenant G	14.70%	-
Tenant H	14.10%	-
Total (as a group)	86.92%	100.00%

Accounts receivable

The rental properties are managed by a management company during the three months ended October 31, 2024, and the year ended July 31, 2024, therefore 100% of accounts receivable is related to one customer at October 31, 2024 and July 31, 2024.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On November 15, 2024, one completed /vacant home on September 18, 2024, was leased for term on one year with monthly lease of $1,250.

On November 26, 2024, The Company entered into an interest purchase agreement with Frank Campanaro in connection with settlement agreement dated June 2024 for 50% ownership of a property located at 1320 N 5th Avenue, Laurel, MS in amount of $41,565.49 in cash.

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

Pursuant to title search and settlement of taxes and due related to properties, the Company proceeded to obtain the Quitclaim Deed Certificates on 29 properties. As of the date of this report, 29 Quitclaim Deed Certificates were issued. RAC has started the renovation and completion of the properties since July 2024. All twenty-nine homes will be immediately placed for sale once fully renovated.

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

On October 18, 2024, RAC finalized the purchase of one home in Laurel Missippi in amount of $8,021. The Company plans to renovate the home and to sell it.

On April 25, 2024, RAC finalized the purchase of two additional lots in Gadsden, Alabama bringing the total properties owned in East Gadsden to twenty-two. This decision stemmed from the ongoing construction of three homes by RAC on the same street, slated for completion. With the aim of bolstering rental demand, RAC has started construction on these newly acquired lots. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent.

On July 31, 2024, RAC Gadsden LLC entered into a land purchase agreement in Glencoe Alabama. Glencoe is the neighboring town to Gadsden, and the Company plans to build seven to eight duplex apartments on the parcel of land during the calendar year of 2025.

As of October 31, 2024, RAC has completed eleven homes and three homes under construction in East Gadsden and has seven of the eleven completed properties leased with monthly lease payments of $1,100 to $1,250, each for a period of one year for each home leased.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended October 31, 2024, and 2023, which are included herein.

Our operating results for the three months ended October 31, 2024, and 2023, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended October 31, 2024, compared to the Three Months ended October 31,2023

	Three Months Ended
	October 31,
	2024	2023	Change
Revenue	$25,528	$6,169	$(19,359)
Operating expenses	80,092	75,488	4,604
Other expenses	19,921	9,258	10,663
Net loss	$74,485	$78,577	$(4,092)

For the three months ended October 31, 2024, and 2023, we generated revenue from rent income of $25,528 and $6,169, respectively.

We had a net loss of $74,485 for the three months ended October 31, 2024, and $78,577 for the three months ended October 31, 2023. The decrease in net loss of $4,092 was due to an increase in operating expenses of $4,604 and other expenses of $10,663 offset by an increase in revenue of $19,359.

Operating expenses for the three months ended October 31, 2024, and 2023 were $80,092 and $75,488, respectively. For the three months ended October 31, 2024, and 2023, the operating expenses were primarily attributed to professional fees of $51,247 and $57,536, general and administrative expenses of $7,301 and $9,805, depreciation expenses of $14,951 and $5,928 and cost of rental homes of $6,593 and $2,219 respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the three months ended October 31, 2024, and 2023, represent interest expenses -related party of $0 and $9,258 for granted loans and interest expenses of $19,921 and $0 for banks borrowings and loan payable to third party, respectively.

Balance Sheet Data

	October 31,	July 31,
	2024	2024	Change
Cash	$15,169	$20,245	$(5,076)
Working capital (deficiency)	$(149,043)	$64,205	$(213,248)
Total current assets	$1,699,636	$1,635,857	$63,779
Total current liabilities	$1,848,679	$1,571,652	$277,027
Stockholders' Equity	$1,087,195	$1,161,680	$(74,485)

As of October 31, 2024, our current assets were $1,699,636 and our current liabilities were $1,848,679 which resulted in working capital deficiency of $149,043. As of October 31, 2024, current assets were comprised of $15,169 in cash, $188 in accounts receivable, $1,684,279 in homes inventory for sales, compared to $20,245 in cash, $2,607 in accounts receivable, $1,613,005 in homes inventory for sales.

As of October 31, 2024, current liabilities were comprised of $47,607 in accounts payable and accrued liabilities, $1,345,000 in due to related parties, $25,000 loan payable-current portion and $431,072 in bank borrowings, compared to $79,563 in accounts payable and accrued liabilities, $1,106,000 in due to related parties, $25,000 loan payable-current portion, $28,500 in loans payable -related party and $332,589 in bank borrowings as of July 31, 2024.

Cash Flow Data

	Three Months Ended
	October 31,
	2024	2023	Change
Cash used in operating activities	$(159,601)	$(38,048)	$(121,553)
Cash used in investing activities	$(153,435)	$(94,960)	$(58,475)
Cash provided by financing activities	$307,960	$201,710	$106,250
Net change in cash during period	$(5,076)	$68,702	$(73,778)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2024, net cash flows used in operating activities was $159,601, consisting of a net loss of $74,485, reduced by depreciation expenses of $14,951, amortization of debt discount of $744, accounts receivable of $2,419, and increased by accounts payable and accrued liabilities of $31,956 and homes inventory cost for sales of $71,274.

For the three months ended October 31, 2023, net cash flows used in operating activities was $38,048, consisting of a net loss of $78,577, reduced by depreciation expenses of $5,928, prepaid expenses of $5,954, accrued interest income of $265 and accounts payable and accrued liabilities of $28,382.

Cash Flows from Investing Activities

During the three months ended October 31, 2024, and 2023, the Company used $153,435 and $94,960 for payments of construction expenses.

Cash Flows from Financing Activities

During the three months ended October 31, 2024, the Company received advance from a related party of $239,000, bank borrowings of $99,258 and repaid loans payable -related party of $28,500 and bank borrowings of $1,798.

During the three months ended October 31, 2023, the Company received advance from related parties of $90,000, bank borrowings of $215,110, and repaid $103,400 to related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2024, we incurred net loss of $74,485 and net cash used in operating activities of $159,601. As of October 31, 2024, we had an accumulated deficit of $2,094,394 and working capital deficit of $149,043. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company to continue operations in its new business model is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration

As of October 31, 2024, and July 31, 2024, and for three months ended October 31, 2024, and 2023, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For Three Months ended
	October 31,
	2024	2023
Tenant A	12.93%	-
Tenant B	-	40.52%
Tenant C	-	59.48%
Tenant D	14.69%	-
Tenant E	15.44%	-
Tenant F	15.06%	-
Tenant G	14.70%	-
Tenant H	14.10%	-
Total (as a group)	86.92%	100.00%

Accounts receivable

The rental properties are managed by a management company during the three months ended October 31, 2024, and the year ended July 31, 2024, therefore 100% of accounts receivable is related to one customer at October 31, 2024, and July 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2024, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of October 31, 2024, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2024, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. Currently we have two principal executive officers, that serve as chief executive officer and chief financial officer, and also directors of the company. Both executive officers do not have an accounting background which makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RAC has started the renovation and completion of the properties since July 2024. All twenty-nine homes will be immediately placed for sale once fully renovated.

On July 23, 2024, as part of the settlement agreements RAC paid $185,238.37 as part of the proceeds owed to Frank Campanero on the secured loans dated July 22, 2022, and August 18, 2022.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

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

MY CITY BUILDERS, INC.

Dated: December 13, 2024	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

