Form 10-Q
period 2025-01-31
My City Builders, Inc.
filed 2025-03-17
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 13,2025, there were 16,276,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Consolidated Financial Statements

January 31, 2025

 My City Builders, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2025	2024
ASSETS
Current Assets
Cash	$17,349	$20,245
Prepaid expenses	22,719	-
Accounts receivable	1,124	2,607
Homes inventory for sales	1,875,367	1,613,005
Total Current Assets	1,916,559	1,635,857

Real estate property and equipment, net	2,067,841	1,833,192
TOTAL ASSETS	$3,984,400	$3,469,049

LIABILITIES AND STOCKHOLDES' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$66,742	$79,563
Loan payable - current portion	25,000	25,000
Loans payable, related party	-	28,500
Due to related parties	-	1,106,000
Bank borrowings - current portion, net	432,204	332,589
Total Current Liabilities	523,946	1,571,652

Bank borrowings, net	710,558	710,717
Loan payable	25,000	25,000
TOTAL LIABILITIES	1,259,504	2,307,369

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
16,276,686 and 11,986,686 shares issued and outstanding at January 31, 2025 and July 31,2024, respectively	16,277	11,987
Additional paid in capital	4,881,424	3,169,714
Accumulated deficit	(2,172,616)	(2,019,954)
Equity attributable to stockholders of My City Builders, Inc.	2,725,185	1,161,847
Deficit attributable to noncontrolling interests	(289)	(167)
Total Stockholders' Equity	2,724,896	1,161,680
TOTAL LIABILITIES AND STOCKHOLDES' EQUITY	$3,984,400	$3,469,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Revenue
Rental income	29,743	13,599	55,271	19,768
Total revenue	29,743	13,599	55,271	19,768

Operating expenses
Cost of rental homes	6,256	2,851	12,849	5,070
Depreciation	17,415	6,342	32,366	12,270
General and administrative	14,615	4,550	21,916	14,355
Professional fees	38,854	60,218	90,101	117,754
Total operating expenses	77,140	73,961	157,232	149,449

Loss from operations	(47,397)	(60,362)	(101,961)	(129,681)

Other income and expense
Impairment loss on investment	-	(947,500)	-	(947,500)
Interest expense - related party	-	(8,815)	-	(12,073)
Interest expense	(29,774)	(3,789)	(49,695)	(3,789)
Total other expense	(29,774)	(960,104)	(49,695)	(963,362)

Loss before income taxes	(77,171)	(1,020,466)	(151,656)	(1,093,043)
Income taxes	(1,128)	-	(1,128)	-
Net Loss	$(78,299)	$(1,020,466)	$(152,784)	$(1,093,043)
Less: Net income (loss) attributable to noncontrolling interests	(77)	42	(122)	(38)
Net loss attributable to stockholders of My City Builders, Inc.	(78,222)	(1,020,508)	(152,662)	(1,093,005)

Basic and diluted loss per share of common stock	$(0.01)	$(0.42)	$(0.01)	$(0.72)
Basic weighted average number of common shares outstanding	12,452,990	2,445,382	12,219,838	1,516,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three and Six Months ended January 31, 2025

	Series A				Additional		Total	Non -
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

Net loss	-	-	-	-	-	(74,440)	(74,440)	(45)	(74,485)
Balance - October 31, 2024	100,000	100	11,986,686	11,987	3,169,714	(2,094,394)	1,087,407	(212)	1,087,195

Common stock issued for settlement of debt-related party	-	-	4,290,000	4,290	1,711,710	-	1,716,000	-	1,716,000
Net loss	-	-	-	-	-	(78,222)	(78,222)	(77)	(78,299)
Balance - January 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(2,172,616)	$2,725,185	$(289)	$2,724,896

 For the Three and Six Months ended January 31,2024

	Series A				Additional		Total Stockholders	Non -	Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	interest	(Deficit)

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Net loss	-	-	-	-	-	(72,497)	(72,497)	(80)	(72,577)
Balance - October 31, 2023	100,000	100	586,686	587	331,114	(2,118,315)	(1,786,514)	(135)	(1,786,649)

Common stock issued for settlement of debt-related party	-	-	11,400,000	11,400	2,268,600	-	2,850,000	-	2,850,000
Net loss						(1,020,508)	(1,020,508)	42	(1,020,466)
Balance - January 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(3,138,823)	$42,978	$(93)	$42,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	January 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,784)	$(1,093,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,366	12,270
Amortization of debt discount	1,489	729
Impairment loss on investment	-	947,500
Changes in operating assets and liabilities:
Prepaid expenses	(22,719)	10,000
Accounts receivable	1,483	-
Accrued interest income	-	265
Accounts payable and accrued liabilities	(12,821)	(1,878)
Deferred rental revenue	-	170
Homes inventory cost for sales	(262,362)	-
Accrued interest - related party	-	4,453
Due to related parties	-	16,889
Net cash used in operating activities	(415,348)	(102,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for construction	(254,015)	(392,554)
Purchases of property and equipment	(13,000)	-
Net cash used in investing activities	(267,015)	(392,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	102,534	264,998
Repayment of bank borrowing	(4,567)	-
Repayment of loans payable - related party	(28,500)	-
Advances from related parties	835,000	457,700
Repayments to related parties	(225,000)	(345,811)
Net cash provided by financing activities	679,467	376,887

Net change in cash	(2,896)	(118,312)
Cash, beginning of period	20,245	151,718
Cash, end of period	$17,349	$33,406

Supplemental cash flow information
Cash paid for interest	$52,553	$24,172
Cash paid for taxes	$1,128	$-

Supplemental non-cash investing and financing activity:
Recognition of loans payable as debt discount	$-	$26,877
Issuance of loan agreements in exchange with due to related party	$-	$500,000
Common stock issued for settlement of debt	$1,716,000	$2,850,000
Assignment of debts between two related parties	$-	$500,000

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

Financial instruments, including cash, accounts receivable, home inventory for sales, accounts payable and accrued liabilities, loan payable, bank borrowings and due to related parties, are carried at amortized cost. As of January 31, 2025, and July 31, 2024, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

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

Real Estate Property and equipment

Real estate properties and equipment are stated at cost less accumulated depreciation. We capitalize all costs incurred to acquire, develop, construct, renovate and improve real estate property as part of major repair and maintenance programs, including interest and property taxes incurred during the construction period. We expense routine repair and maintenance costs as incurred. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years and Vehicle for 3 years. Construction in progress is not depreciated until ready for service. The amount of interest capitalized during the six months ended January 31, 2025, and 2024, are $6,605 and $16,000, respectively.

Homes inventory for sales

Homes inventory for sales are the homes that Company intended to sell. The homes inventory for sales are stated at lower cost or net realizable value, with cost and net realizable value determined by the specific identification of each home. The costs include initial purchase costs, title cost, restoration and repairs costs. The Company reviews inventory for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of January 31, 2025, and July 31, 2024, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of January 31, 2025 and July 31, 2024, respectively.

During the six months ended January 31, 2025, the Company paid income tax of $1,128 for year ended July 31, 2024.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of January 31, 2025, and July 31, 2024, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2025, the Company incurred a net loss of $152,784. As of January 31, 2025, the Company had an accumulated deficit of $2,172,616. To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2025. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

The ability of the Company is dependent upon, among other things, obtaining financing to commence operations and develop a business plan or making an acquisition. The Company cannot give any assurance as to its ability to develop or acquire a business or to operate profitably.

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

During the year ended July 31, 2024, the Company obtained Quitclaim Deed Certificate and the official fair value reports of properties from an independent firm based on sales comparison and secondary sales and recognized the value of twenty-nine (29) properties based on the valuation reports and physical condition of the homes. Some of the homes must be remodelled, therefore its valuation was based on land price or secondary sales and or value per Square Foot. Those valuations were not more than sales comparison price.

During the six months ended January 31, 2025, the Company acquired one home for $8,021 and paid restoration and repairs expenses of $8,033 for selling.

On November 26, 2024, The Company entered into an interest purchase agreement with Frank Campanaro in connection with settlement agreement dated June 2024 for 50% ownership of a property located at 1320 N 5th Avenue, Laurel, MS in amount of $41,565 in cash. Pursuant to acquisition agreement, the Company’s ownership of property was increased to 100%. No allowance for obsolescence or impairment from lower of cost and net realizable value has been made as of and for the quarter ended January 31, 2025.

As of January 31, 2025, and July 31, 2024, homes inventory for sales consist of as follows:

Nonmonetary gain recognized of 29 properties	$1,530,117
Title cost paid in July 2024	82,888
Balance of 29 properties as of July 31, 2024	1,613,005

Transaction in fiscal year 2025
Cost of restoration and repairs	204,743
Purchased 50% interest and right of one property	41,565
Purchased one property for sales	16,054
Balance of 30 properties as of January 31, 2025	$1,875,367

NOTE 5 –REAL ESTATE PROPERTY AND EQUIPMENT, NET

As of January 31, 2025, and July 31, 2024, property and equipment consist of as follows;

	January 31,	July 31,
	2025	2024
Homes	$1,824,638	$1,318,062
Lands	136,290	132,708
Construction in progress	158,264	414,407
RV travel trailer	13,000	-
	2,132,192	1,865,177
Accumulated depreciation	(64,351)	(31,985)
	$2,067,841	$1,833,192

During the six months ended January 31, 2025, three (3) homes were completed.

As of January 31, 2025, the construction in progress consists of the cost of titles and construction expenses for three (3) homes which have not been completed.

As of January 31, 2025, the Company had eleven (11) completed homes and has entered into eight (8) separate lease agreements with monthly lease payments of a range from $1,100 to $ 1,250, for a period of one year for each home leased. As of January 31, 2025, three homes which the occupancy permits were issued, have not been leased. As of January 31, 2025, and July 31,2024, all homes were collateralized with outstanding balance of $1,165,947 and $1,067,981, respectively. (Note 7).

During the six months ended January 31, 2025, and 2024, the Company recorded a depreciation expense of $32,366 and $12,270, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2024, one related party assigned $500,000 of his amount due from the Company to another related party.

During the six months ended January 31, 2025, and 2024, the Company's shareholders paid operating expenses of $0 and $16,889 on behalf of the Company.  The advances are unsecured, due on demand and non-bearing interest.

During the six months ended January 31, 2025, and 2024, the Company’s related parties advanced $0 and $157,700 to the Company, and the Company repaid $225,000 and $265,889, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the six months ended January 31, 2025, and 2024, the Company’s related parties advanced $835,000 and $300,000 and the Company repaid $0 and $79,922, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the six months ended January 31, 2025, and 2024, the Company recognized and paid interest expenses of $0 and $16,920, respectively.

During the six months January 31, 2025, and 2024, the Company’s Board of Directors approved the settlement of $1,716,000 and $2,850,000 due to one related party in exchange of issuance of 4,290,000 shares and 11,400,000 shares of common stock.

During the six months ended January 31, 2025, and 2024, the Company allocated interest of $0 and $8,695 from total interest of $0 and $16,920 related to the above loans to construction in progress.

As of January 31, 2025, and July 31, 2024, the Company had due to related parties of $0 and $1,106,000, respectively.

NOTE 7 – BANK BORROWINGS

As of January 31, 2025, and July 31,2024, bank borrowings consist, as follows;

	Principal	Maturity	Interest	January 31	July 31,
	Amount	date	Rate	2025	2024
Loan dated October 27, 2023	$114,800	November 1, 2053	9.50%	$114,800	$114,800
Loan dated October 27, 2023	114,800	November 1, 2053	9.50%	114,800	114,800
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	87,975	87,712
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	87,990	87,726
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	88,538	80,089
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	87,453	44,153
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	87,586	40,501
Loan dated July 26, 2024	109,500	August 1, 2054	8.63%	109,172	109,500
Loan dated July 26, 2024	126,300	August 1, 2054	8.75%	125,941	126,300
Loan dated July 26, 2024	131,200	August 1, 2054	9.13%	130,846	131,200
Loan dated July 26, 2024	131,200	August 1, 2054	9.13%	130,846	131,200
Total loans payable				1,165,947	1,067,981

Less: unamortized debt discount				(23,185)	(24,675)
Total				1,142,762	1,043,306
Less: current portion of loans payable				(432,204)	(332,589)
Long -term loans portion				$710,558	$710,717

Loans dated October 27, 2023

The monthly payment of $909 for the first 120 months to be applied to interest, and thereafter, will be in the amount of $1,070 for principal and interest.

During the six months ended January 31, 2025, and 2024, the Company borrowed $0 and $229,600, recognized interest of $10,996 and $5,737, amortization of debt discount of $242 and $126 and paid interest of $12,723 and $3,635, respectively.

Loans dated November 3, 2023

These are construction loans (pre-mortgages) that are expected to convert to mortgage loans once the homes are completed.

During the six months ended January 31, 2025, and 2024, the Company borrowed $102,535 and $62,275, recognized interest of $20,031and $559, amortization of debt issuance cost of $1,247 and $603 and paid principal of $3,171 and $0 and interest of $ 17,312 and $153, respectively.

Loans dated July 26, 2024

On July 26, 2024, the Company’s Interim Chief Executive Officer (ICEO) obtained four loans (totally $498,200) for settlement of loans payable -related party for amounts of $471,500.  On July 31, 2024, the Company and ICEO entered into an assignment agreement which the bank agrees with assignment and collateral of four homes, The Company accepted the terms and condition of four bank loans agreements.

During the six months ended January 31, 2025, the Company paid principal of $1,396 and recognized interest of $22,268 and paid interest of $18,560.

During the six months ended January 31, 2025, the Company allocated interest of $6,437 from total interest of $53,295 related to the above loans to construction in progress.

The following table outlines maturities of our long-term loans payable, as of January 31, 2025:

January 31
2025
Year ending July 31,
Remaining of 2025	$495,134
2026	69,711
2027	69,711
2028	69,711
2029	69,711
Thereafter	1,805,631
2,579,609
Imputed interest	(1,413,662)
$1,165,947

NOTE 8 – LOANS PAYABLE - RELATED PARTY

As of January 31, 2025, loans payable – related party consist of as follows;

	Principal	Maturity	Interest	January 31,	July 31,
	Amount	date	Rate	2024	2024
Loan dated December 1, 2023	$125,000	12/1/2053	9.50%	$-	$22,500
Loan dated December 1, 2023	$125,000	12/1/2053	9.50%	-	6,000
Total loans payable				-	28,500
Less: current portion				-	(28,500)
Long -term loans portion				$-	$-

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

NOTE 9 – LOAN PAYABLE

On July 31, 2024, the Company purchased land for the purpose of future construction of duplex apartments in amount of $120,000. The Company signed a mortgage and warranty deed agreement with the seller for unpaid purchase price of $50,000, with 5% interest per annum, principal and interest being due and payable in two annual instalments of $25,000 plus interest, beginning July 31, 2025, and the final instalment being July 31, 2026. During the six months ended January 31, 2025, the Company recognized interest of $1,260.

During the six months ended January 31, 2025, the Company allocated interest of $168 from total interest of $1,260 related to the above loan to construction in progress.

As of January 31, 2025, and July 31, 2024, the Company had principal due of $50,000.

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

As of January 31, 2025, and July 31, 2024, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the six months ended January 31, 2025, the Company issued 4,290,000 shares for the settlement of due to a related party of $1,716,000.

As of January 31, 2025, and July 31, 2024, the Company had 16,276,686 shares and 11,986,686 shares of common stock issued and outstanding, respectively.

NOTE 11 – CONCENTRATION

As of January 31, 2025, and July 31, 2024, and for six months ended January 31, 2025, and 2024, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For Six Months ended
	January 31,
	2025	2024
Tenant A	11.94%	14.28%
Tenant B	2.47%	32.11%
Tenant C	4.01%	38.01%
Tenant D	13.57%	15.60%
Tenant E	13.92%	-
Tenant F	13.74%	-
Tenant G	14.11%	-
Tenant H	13.03%	-

Total (as a group)	86.78%	100.00%

Accounts receivable

The rental properties are managed by a management company, therefore 100% of accounts receivable is related to one customer on January 31, 2025 and July 31, 2024.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows

On February 27,2025, the Company acquired a piece of land for construction of new residential homes for amount of $75,000.

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

On January 31, 2023, the Company changed its corporate name to My City Builders, Inc., through the merger of the Company with its wholly owned subsidiary, My City Builders, Inc., a Nevada corporation (the “Subsidiary”). Pursuant to an agreement and plan of merger between the Company and the Subsidiary, the Subsidiary was merged with and into the Company and the Company’s name was changed to My City Builders, Inc. The only change to the Company’s articles of incorporation was the change of the Company’s corporate name. Pursuant to the Nevada Revised Statutes (NRS) 92A.180, the merger did not require stockholder approval. On April 26, 2023, FINRA notified the Company that their review of our corporate name change, disclosed in our 8-K filed on February 1, 2023, with the SEC, was complete and that the announcement of the merger, name and symbol change for the Company had been announced on their Daily List on April 26, 2023. The corporate action took effect at the open of business on April 27, 2023, in the open market. As a result of this corporate action the Company’s trading symbol is now MYCB.

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

The Company obtained the official fair value reports of properties from an independent firm based on sales comparison and secondary sales and recognized the value of 29 properties based on the valuation reports and physical condition of the homes. Some of the homes must be remodelled, therefore its valuation was based on land price or secondary sales and or value per Square Foot. Those valuations were not more than sales comparison price and have been disclosed as nonmonetary gain in the Company’s Financial Statements.

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

On July 31, 2024, RAC Gadsden LLC entered into a land purchase agreement in Glencoe Alabama. Glencoe is the neighbouring town to Gadsden, and the Company plans to build seven to eight duplex apartments on the parcel of land during the calendar year of 2025.

 On October 18, 2024, RAC finalized the purchase of one home in Laurel Mississippi in amount of $8,021. The Company plans to renovate the home and to sell it.

On November 26, 2024, The Company entered into an interest purchase agreement with Frank Campanaro in connection with settlement agreement dated June 2024 for 50% ownership of a property located at 1320 N 5th Avenue, Laurel, MS in amount of $41,565 in cash. Pursuant to acquisition agreement, the Company’s ownership of property was increased to 100%.

As of January 31, 2025, RAC has completed the construction of eleven homes with three additional homes under construction in East Gadsden. Of the eleven completed properties eight homes have been leased with monthly lease payments ranging from $1,100 to $1,250, each for a period of one year for each home leased.

On January 22, 2025, and January 17, 2024, the Company’s Board of Directors approved the settlement of $ 1,716,000 and $2,850,000 due to one related party in exchange for an issuance of 4,290,000 and 11,400,000 shares of common stock, respectively. The Company valued the issuance of 4,290,000 and 11,400,000 shares of common stock at market price of $0.35 and $0.20 per share on settlement date and recognized gain of $214,500 and $570,000, respectively. The gain on settlement of debts to related party was added in additional paid in capital.

On February 27,2025, the Company acquired a second piece of land in Gadsden, Alabama for construction of new residential homes for $75,000. This land acquisition is next to the land purchased by the Company on July 31, 2024, and the plan is to build up to thirty single family Garden Homes as a “Phase Two” construction project once the seven to eight duplex apartments has been completed on the initial parcel of land purchased in July of 2024.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended January 31, 2025, and 2024, which are included herein.

Our operating results for the six months ended January 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended January 31, 2025, compared to the Three Months ended January 31,2024

	Three Months Ended
	January 31,
	2025	2024	Change
Revenue	$29,743	$13,599	$(16,144)
Operating expenses	77,140	73,961	3,179
Other expenses	29,774	960,104	(930,330)
Income tax	1,128	-	1,128
Net loss	$78,299	$1,020,466	$(942,167)

For the three months ended January 31, 2025, and 2024, we generated revenue from rent income of $29,743 and $13,599, respectively.

We had a net loss of $78,299 for the three months ended January 31, 2025, and $1,020,466 for the three months ended January 31, 2024. The decrease in net loss of $942,167 was due to an increase in operating expenses of $3,179 and a decrease in other expenses of $930,330 offset by an increase in revenue of $16,144.

Operating expenses for the three months ended January 31, 2025, and 2024 were $77,140 and $73,961, respectively. For the three months ended January 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $38,854 and $60,218, general and administrative expenses of $14,615 and $4,550, depreciation expenses of $17,415 and $6,342, and cost of rental homes of $6,256 and $2,851 respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the three months ended January 31, 2025, and 2024, represent interest expenses -related party of $0 and $8,815 for granted loans, interest expenses of $29,774 and $3,789 for banks borrowings and loan payable to third party and impairment loss on investment of $0 and $947,500, respectively.

Income tax for three months ended January 31, 2025, is related to payment income tax of $1,128 for year ended July 31, 2024.

Six Months Ended January 31, 2025, compared to the Six Months ended January 31,2024

	Six Months Ended
	January 31,
	2025	2024	Change
Revenue	$55,271	$19,768	$(35,503)
Operating expenses	157,232	149,449	7,783
Other expenses	49,695	963,362	(913,667)
Income tax	1,128	-	1,128
Net loss	$152,784	$1,093,043	$(940,259)

For the six months ended January 31, 2025, and 2024, we generated revenue from rent income of $55,271 and $19,768, respectively.

We had a net loss of $152,784 for the six months ended January 31, 2025, and $1,093,043 for the six months ended January 31, 2024. The decrease in net loss of $940,259 was due to an increase in operating expenses of $7,783 and a decrease in other expenses of $913,667 offset by an increase in revenue of $35,503.

Operating expenses for the six months ended January 31, 2025, and 2024 were $157,232 and $149,449, respectively. For the six months ended January 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $90,101 and $117,754, general and administrative expenses of $21,916 and $14,355, depreciation expenses of $32,366 and $12,270, and cost of rental homes of $12,849 and $5,070 respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the six months ended January 31, 2025, and 2024, represent interest expenses -related party of $0 and $12,073 for granted loans, interest expenses of $49,695 and $3,789 for banks borrowings and loan payable to third party and impairment loss on investment of $0 and $947,500, respectively.

Income tax for six months ended January 31, 2025, is related to payment income tax of $1,128 for year ended July 31, 2024.

Balance Sheet Data

	January 31,	July 31,
	2025	2024	Change
Cash	$17,349	$20,245	$(2,896)
Working capital	$1,392,613	$64,205	$1,328,408
Total current assets	$1,916,559	$1,635,857	$280,702
Total current liabilities	$523,946	$1,571,652	$(1,047,706)
Stockholders' Equity	$2,724,896	$1,161,680	$1,563,216

As of January 31, 2025, our current assets were $1,916,559 and our current liabilities were $523,946 which resulted in working capital of $1392,613. As of January 31, 2025, current assets were comprised of $17,349 in cash, $1,124 in accounts receivable, $1,875,367 in homes inventory for sales, compared to $20,245 in cash, $2,607 in accounts receivable, $1,613,005 in homes inventory for sales as of July 31,2024.

As of January 31, 2025, current liabilities were comprised of $66,742 in accounts payable and accrued liabilities, $25,000 loan payable-current portion and $432,204 in bank borrowings, compared to $79,563 in accounts payable and accrued liabilities, $1,106,000 in due to related parties, $25,000 loan payable-current portion, $28,500 in loans payable -related party and $332,589 in bank borrowings as of July 31, 2024.

Cash Flow Data

	Six Months Ended
	January 31,
	2025	2024	Change
Cash used in operating activities	$(415,348)	$(102,645)	$(312,703)
Cash used in investing activities	$(267,015)	$(392,554)	$125,539
Cash provided by financing activities	$679,467	$376,887	$302,580
Net change in cash during period	$(2,896)	$(118,312)	$115,416

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2025, net cash flows used in operating activities was $415,348, consisting of a net loss of $152,784, reduced by depreciation expenses of $32,366, amortization of debt discount of $1,489, accounts receivable of $1,483, and increased by accounts payable and accrued liabilities of $12,821, prepaid expenses of $22,719 and homes inventory cost for sales of $262,362.

For the six months ended January 31, 2024, net cash flows used in operating activities was $102,645, consisting of a net loss of $1,093043, reduced by impairment loss on investment of $947,500, depreciation expenses of $12,270, amortization of debt discount of $729, prepaid expenses of $10.000, accrued interest income of $265, deferred rent income of $170, accrued interest -related party of $4,453,due to related party of $16,889 and increased by accounts payable and accrued liabilities of $1,878

Cash Flows from Investing Activities

During the six months ended January 31, 2025, and 2024, the Company used $153,435 and $392,554 for payments of construction expenses and $13,000 and $0 for acquisition one RV travel trailer, respectively.

Cash Flows from Financing Activities

During the six months ended January 31, 2025, the Company received advance from a related party of $835,000, bank borrowings of $102,534 and repaid loans payable -related party of $28,500, bank borrowings of $4,567 and $225,000 to related parties.

During the six months ended January 31, 2024, the Company received advance from related parties of $457,700, bank borrowings of $264,998, and repaid $345,811 to related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2025, we incurred net loss of $152,784 and net cash used in operating activities of $415,348. As of January 31, 2025, we had an accumulated deficit of $2,172,616 and working capital of $1,392,613. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated.

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

Concentration

As of January 31, 2025, and July 31, 2024, and for six months ended January 31, 2025, and 2024, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For Six Months ended
	January 31,
	2025	2024
Tenant A	11.94%	14.28%
Tenant B	2.47%	32.11%
Tenant C	4.01%	38.01%
Tenant D	13.57%	15.60%
Tenant E	13.92%	-
Tenant F	13.74%	-
Tenant G	14.11%	-
Tenant H	13.03%	-

Total (as a group)	86.78%	100.00%

Accounts receivable

The rental properties are managed by a management company, therefore 100% of accounts receivable is related to one customer on January 31, 2025 and July 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2025, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of January 31, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2024, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. Currently we have two principal executive officers, that serve as chief executive officer and chief financial officer, and directors of the company. Both executive officers do not have an accounting background which makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended January 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RAC has started the renovation and completion of the properties since July 2024. All twenty-nine homes will be immediately placed for sale once they are fully renovated.

On July 23, 2024, as part of the settlement agreements RAC paid $185,238.37 as part of the proceeds owed to Frank Campanero on the secured loans dated July 22, 2022, and August 18, 2022.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2025, the Company issued 4,290,000 shares for the settlement due to a related party of $1,716,000.

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

MY CITY BUILDERS, INC.

Dated: March 17, 2025	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

