Form 10-Q
period 2025-04-30
My City Builders, Inc.
filed 2025-09-25
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of September 24,2025, there were 16,276,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Consolidated Financial Statements

April 30, 2025

My City Builders, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2025	2024
ASSETS
Current Assets
Cash	$15,813	$20,245
Prepaid expenses	21,593	-
Accounts receivable	4,363	2,607
Homes inventory for sales	1,933,795	1,613,005
Total Current Assets	1,975,564	1,635,857

Property and equipment, net	2,332,043	1,833,192
TOTAL ASSETS	$4,307,607	$3,469,049

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$36,908	$79,563
Rent deposit payable	1,000	-
Loan payable - current portion	25,000	25,000
Loans payable, related party	-	28,500
Due to related parties	298,500	1,106,000
Bank borrowings - current portion, net	90,273	332,589
Total Current Liabilities	451,681	1,571,652

Bank borrowings, net	1,168,297	710,717
Loan payable	25,000	25,000
TOTAL LIABILITIES	1,644,978	2,307,369

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 16,276,686 and 11,986,686 shares issued and outstanding at April 30, 2025, and July 31,2024, respectively	16,277	11,987
Additional paid in capital	4,881,424	3,169,714
Accumulated deficit	(2,234,659)	(2,019,954)
Equity attributable to stockholders of My City Builders, Inc.	2,663,142	1,161,847
Deficit attributable to noncontrolling interests	(513)	(167)
Total Stockholders' Equity	2,662,629	1,161,680
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,307,607	$3,469,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

My City Builders, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

Revenue
Rental income	34,961	15,877	90,232	35,645
Total revenue	34,961	15,877	90,232	35,645

Operating expenses
Cost of rental homes	12,100	1,495	24,949	6,565
Depreciation	17,951	8,620	50,317	20,890
General and administrative	15,127	22,624	37,043	36,979
Professional fees	22,259	47,996	112,360	165,750
Total operating expenses	67,437	80,735	224,669	230,184

Loss from operations	(32,476)	(64,858)	(134,437)	(194,539)

Other expense
Impairment loss on investment	-	-	-	(947,500)
Interest expense - related party	-	(10,989)	-	(23,062)
Interest expense	(29,791)	(5,521)	(79,486)	(9,310)
Total other expense	(29,791)	(16,510)	(79,486)	(979,872)

Loss before income taxes	(62,267)	(81,368)	(213,923)	(1,174,411)
Income taxes	-	-	(1,128)	-
Net Loss	$(62,267)	$(81,368)	$(215,051)	$(1,174,411)
Less: Net loss attributable to noncontrolling interests	(224)	(20)	(346)	(58)
Net loss attributable to stockholders of My City Builders, Inc.	(62,043)	(81,348)	(214,705)	(1,174,353)

Basic and diluted loss per share of common stock	$(0.00)	$(0.01)	$(0.02)	$(0.24)
Basic weighted average number of common shares outstanding	16,276,686	11,986,686	13,542,400	4,955,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

My City Builders, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three and Nine Months ended April 30, 2025

							Total
	Series A				Additional		Stockholders
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	interest	Equity

Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

Net loss	-	-	-	-	-	(74,440)	(74,440)	(45)	(74,485)
Balance - October 31, 2024	100,000	100	11,986,686	11,987	3,169,714	(2,094,394)	1,087,407	(212)	1,087,195

Common stock issued for settlement of debt-related party	-	-	4,290,000	4,290	1,711,710	-	1,716,000	-	1,716,000
Net loss	-	-	-	-	-	(78,222)	(78,222)	(77)	(78,299)
Balance - January 31, 2025	100,000	100	16,276,686	16,277	4,881,424	(2,172,616)	2,725,185	(289)	2,724,896

Net loss	-	-	-	-	-	(62,043)	(62,043)	(224)	(62,267)
Balance - April 30, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(2,234,659)	$2,663,142	$(513)	$2,662,629

 For the Three and Nine Months ended April 30,2024

	Series A				Additional		Total	Non -
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	interest	Deficit

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Net loss	-	-	-	-	-	(72,497)	(72,497)	(80)	(72,577)
Balance - October 31, 2023	100,000	100	586,686	587	331,114	(2,118,315)	(1,786,514)	(135)	(1,786,649)

Common stock issued for settlement of debt	-	-	11,400,000	11,400	2,838,600	-	2,850,000	-	2,850,000
Net loss	-	-	-	-	-	(1,020,508)	(1,020,508)	42	(1,020,466)
Balance - January 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(3,138,823)	$42,978	$(93)	$42,885

Net loss	-	-	-	-	-	(81,348)	(81,348)	(20)	(81,368)
Balance - April 30, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(3,220,171)	$(38,370)	$(113)	$(38,483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

My City Builders, Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	April 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,051)	$(1,174,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	50,317	20,890
Amortization of debt discount	9,257	1,458
Impairment loss on investment	-	947,500
Changes in operating assets and liabilities:
Prepaid expenses	(21,593)	34,858
Accounts receivable	(1,756)	(101)
Accrued interest income	-	265
Accounts payable and accrued liabilities	(42,655)	(24,167)
Rent deposit payable	1,000	-
Homes inventory cost for sales	(423,555)	-
Accrued interest - related party	-	4,453
Due to related parties	-	16,889
Net cash used in operating activities	(644,036)	(172,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for construction	(356,535)	(657,754)
Purchases of property and equipment	(89,868)	-
Net cash used in investing activities	(446,403)	(657,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	575,690	413,061
Repayment of bank borrowing	(369,683)	-
Repayment of loans payable - related party	(28,500)	-
Advances from related parties	1,249,200	682,700
Repayments to related parties	(340,700)	(395,811)
Net cash provided by financing activities	1,086,007	699,950

Net change in cash	(4,432)	(130,170)
Cash, beginning of period	20,245	151,718
Cash, end of period	$15,813	$21,548

Supplemental cash flow information
Cash paid for interest	$81,213	$49,166
Cash paid for taxes	$1,128	$-

Supplemental non-cash investing and financing activity:
Recognition of loans payable as debt discount	$-	$26,877
Issuance of loan agreements in exchange with due to related party	$-	$500,000
Common stock issued for settlement of debt	$1,716,000	$2,850,000
Assignment of debts between two related parties	$-	$500,000
Reclassified home inventory cost to property and equipment	$102,765	$-

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

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623.44, which equals 1.5% of the total purchase amount.

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

Financial instruments, including cash, accounts receivable, home inventory for sales, accounts payable and accrued liabilities, loan payable, bank borrowings and due to related parties, are carried at amortized cost. As of April 30, 2025, and July 31, 2024, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

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

Real Estate Property and equipment

Real estate properties and equipment are stated at cost less accumulated depreciation. We capitalize all costs incurred to acquire, develop, construct, renovate and improve real estate property as part of major repair and maintenance programs, including interest and property taxes incurred during the construction period. We expense routine repair and maintenance costs as incurred. Depreciation is calculated using the straight-line over the estimated useful lives which are reviewed periodically and generally have the following ranges: Home for rent: 27 years and Vehicle for 3 years. Construction in progress is not depreciated until ready for service. The amount of interest capitalized during the nine months ended April 30, 2025, and 2024, are $10,815 and $25,000, respectively.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of April 30, 2025, and July 31, 2024, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of April 30, 2025 and July 31, 2024, respectively.

During the nine months ended April 30, 2025, the Company paid income tax of $1,128 for year ended July 31, 2024.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of April 30, 2025, and July 31, 2024, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2025, the Company incurred a net loss of $215,051. As of April 30, 2025, the Company had an accumulated deficit of $2,234,659. To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2025. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

On October 18,2024, the Company acquired one home located at 1320 ½ 5th Avenue , Laurel MS 39440 for amount of $8,021and paid restoration and repairs expenses of $10,943 for selling.

On November 26, 2024, The Company entered into an interest purchase agreement with Frank Campanaro in connection with settlement agreement dated June 2024 for 50% ownership of a property located at 1320 N 5th Avenue, Laurel, MS in amount of $41,565 in cash. Pursuant to acquisition agreement, the Company’s ownership of property was increased to 100%. No allowance for obsolescence or impairment from lower of cost and net realizable value has been made as of and for the period ended April 30, 2025. On April 1, 2025, the Company reallocated the home from inventory for sale to fixed assets and the home was leased for monthly $2,150 starting April 1, 2025.

As of April 30, 2025, and July 31, 2024, homes inventory for sales consist of as follows:

Nonmonetary gain recognized of 29 properties	$1,530,117
Title cost paid in July 2024	82,888
Balance of 29 properties as of July 31,2024	1,613,005

Cost of restoration and repairs	363,014
Purchased 50% interest and right of one property	41,565
Purchased one home for sales	18,976
Allocation one home to property for lease	(102,765)
Balance of 29 properties as of April 30,2025	$1,933,795

NOTE 5 –REAL ESTATE PROPERTY AND EQUIPMENT, NET

As of April 30, 2025, and July 31, 2024, property and equipment consist of as follows;

	April 30,	July 31,
	2025	2024
Homes	$1,926,127	$1,318,062
Lands	214,681	132,708
Construction in progress	260,538	414,407
RV Travel Trailer	13,000	-
	2,414,346	1,865,177
Accumulated depreciation	(82,303)	(31,985)
	$2,332,043	$1,833,192

During the nine months ended April 30, 2025, three (3) homes were completed.

On February 27,2025, the Company acquired one lot land located at 702 Chastain Blvd. Gadsden, AL for amount of $ 77,115.

On April 1, 2025, the Company reallocated one home from inventory for sale with cost of $102,765 to fixed assets and the home was leased for monthly $2,150 starting April 1, 2025.

As of April 30, 2025, the construction in progress consists of the cost of titles and construction expenses for three (3) homes which have not been completed.

As of April 30, 2025, the Company had twelve (12) completed homes and has entered into nine (9) separate lease agreements with monthly lease payments of a range from $1,100 to $ 2,150, for a period of one year for each home leased. As of April 30, 2025, three homes which the occupancy permits were issued, have not been leased. As of April 30, 2025, and July 31,2024, all homes were collateralized with an outstanding balance of $1,290,272 and $1,067,981, respectively (Note 7).

During the nine months ended April 30, 2025, and 2024, the Company recorded a depreciation expense of $50,317 and $20,890, respectively.

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

During the nine months ended April 30, 2025, and 2024, the Company's shareholders paid operating expenses of $0 and $16,889 on behalf of the Company.  The advances are unsecured, due on demand and non-bearing interest.

During the nine months ended April 30, 2025, and 2024, the Company’s related parties advanced $1,249,200 and $382,700 to the Company, and the Company repaid $115,700 and $265,889, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the nine months ended April 30, 2024, the Company repaid advances due to the Company’s officers for $29,922. The advances are unsecured, due on demand and the interest 10% of advanced amount will be an interest expense when the Company repays. During the nine months ended April 30,2024, the Company paid $1,840 interest.

During the nine months ended April 30, 2025, and 2024, the Company’s related parties advanced $1,249,200 and $300,000 and the Company repaid $340,699 and $100,000, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the nine months ended April 30, 2025, and 2024, the Company recognized and paid interest expenses of $0 and $20,080, respectively.

During the nine months April 30, 2025, and 2024, the Company’s Board of Directors approved the settlement of $1,716,000 and $2,850,000 due to one related party in exchange of issuance of 4,290,000 shares and 11,400,000 shares of common stock.

On April 17,2025, one related party obtained $489,400 loans from the bank with collateral of four homes. The cash proceeds from mortgage were utilized for settlement of four the Company’s line of credits of $353,099 and the net balance of $136,301 after the closing cost of $17,333 transferred to the Company’s bank account.

During the nine months ended April 30, 2025, and 2024, the Company allocated interest of $0 and $18,650 from total interest of $0 and $41,712 related to the above loans to construction in progress.

As of April 30, 2025, and July 31, 2024, the Company had due to related parties of $298,500 and $1,106,000, respectively.

NOTE 7 – BANK BORROWINGS

As of April 30, 2025, and July 31,2024, bank borrowings consist, as follows;

	Principal	Maturity	Interest	April 30	July 31,
	Amount	date	Rate	2024	2024
Loan dated October 27, 2023	$114,800	November 1, 2053	9.50%	$110,800	$114,800
Loan dated October 27, 2023	114,800	November 1, 2053	9.50%	110,800	114,800
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	-	87,712
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	87,546	87,726
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	-	80,089
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	-	44,153
Loan dated November 3, 2023	88,000	November 15, 2028	8.50%	-	40,501
Loan dated July 26, 2024	109,500	August 1, 2054	8.63%	107,765	109,500
Loan dated July 26, 2024	126,300	August 1, 2054	8.75%	124,715	126,300
Loan dated July 26, 2024	131,200	August 1, 2054	9.13%	129,623	131,200
Loan dated July 26, 2024	131,200	August 1, 2054	9.13%	129,623	131,200
Loan dated April 17,2025	127,400	May 1, 2055	7.63%	127,400	-
Loan dated April 17,2025	130,000	May 1, 2055	7.75%	130,000	-
Loan dated April 17,2025	118,000	May 1, 2055	7.38%	118,000	-
Loan dated April 17,2025	114,000	May 1, 2055	7.38%	114,000	-
Total loans payable				1,290,272	1,067,981

Less: unamortized debt discount				(31,702)	(24,675)
Total				1,258,570	1,043,306
Less: current portion of loans payable				(90,273)	(332,589)
Long -term loans portion				$1,168,297	$710,717

Loans dated October 27, 2023

The monthly payment of $909 for the first 120 months to be applied to interest, and thereafter, will be $1,070 for principal and interest.

During the nine months ended April 30, 2025, and 2024, the Company paid principal of  $8,000 and $0, recognized interest of $16,359 and $11,115, amortization of debt discount of $359 and $244 and paid interest of $16,327 and $9,947, respectively.

Loans dated November 3, 2023

These are construction loans (pre-mortgages) that are expected to convert to mortgage loans once the homes are completed.

During the nine months ended April 30, 2025, and 2024, the Company borrowed $102,574 and $210,338, recognized interest of $29,231and $3,087, amortization of debt issuance cost of $8,879 and $1,214 and paid principal of $355,508 and $0 and interest of $ 31,272 and $1,961, respectively.

Loans dated July 26, 2024

On July 26, 2024, the Company’s shareholder, Interim Chief Executive Officer (ICEO) obtained four loans (totally $498,200) for settlement of loans payable -related party for amounts of $471,500.  On July 31, 2024, the Company and ICEO entered into an assignment agreement which the bank agrees with assignment and collateral of four homes, The Company accepted the terms and condition of four bank loans agreements.

During the nine months ended April 30, 2025, the Company paid principal of $6,475 and recognized interest of $33,373 and paid interest of $29,656.

Loans dated April 17, 2025

On April 17, 2025, the Company’s shareholder and director obtained four loans (totally $489,400) with collateral of four homes for settlement of four line of credits for amounts of $353,099.

During the nine months ended April 30, 2025, the Company recognized amortization debt discount of $19.

During the nine months ended April 30, 2025, the Company allocated interest of $10,550 from total interest of $78,963 related to the above loans to construction in progress.

The following table outlines the maturities of our long-term loans payable, as of April 30, 2025:

April 30
2025
Year ending July 31,
Remaining of 2025	$133,326
2026	110,936
2027	110,936
2028	110,936
2029	110,936
Thereafter	2,870,606
3,447,676
Imputed interest	(2,157,404)
$1,290,272

NOTE 8 – LOANS PAYABLE - RELATED PARTY

As of April 30, 2025, loans payable – related party consist of as follows;

	Principal	Maturity	Interest	April 30	July 31,
	Amount	date	Rate	2025	2024
Loan dated December 1, 2023	$125,000	12/1/2053	9.50%	$-	$22,500
Loan dated December 1, 2023	$125,000	12/1/2053	9.50%	-	6,000
Total loans payable				-	28,500
Less: current portion				-	(28,500)
Long -term loans portion				$-	$-

The monthly payment of $3,958 for the 360 months to be applied to interest, and thereafter, the principal and any unpaid interest due on December 1, 2053.

During the nine months ended April 30,2025 and 2024, the Company recognized interest of $0 and $ 19,792 and paid interest of $0 and 15,338.

During the nine months ended April 30,2025 and 2024, the Company allocated interest of $0 and $8,849 from total interest of $0and $ 19,792 related to above loans to construction in progress.

On August 1, 2024, the Company paid and settled the outstanding principal balance of $28,500 and interest payable of $3,958.

NOTE 9 – LOAN PAYABLE

On July 31, 2024, the Company purchased land for the purpose of future construction of duplex apartments in amount of $120,000. The Company signed a mortgage and warranty deed agreement with the seller for unpaid purchase price of $50,000, with 5% interest per annum, principal and interest being due and payable in two annual instalments of $25,000 plus interest, beginning July 31, 2025, and the final instalment being July 31, 2026. During the nine months ended April 30, 2025, the Company recognized interest of $1,870.

During the nine months ended April 30, 2025, the Company allocated interest of $265 from total interest of $1,870 related to the above loan to construction in progress.

As of April 30, 2025, and July 31, 2024, the Company had principal due of $50,000.

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

As of April 30, 2025, and July 31, 2024, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended April 30, 2025, the Company issued 4,290,000 shares for the settlement of due to a related party of $1,716,000.

As of April 30, 2025, and July 31, 2024, the Company had 16,276,686 shares and 11,986,686 shares of common stock issued and outstanding, respectively.

NOTE 11 – CONCENTRATION

As of April 30, 2025, and July 31, 2024, and for nine months ended April 30, 2025, and 2024, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For Nine Months ended
	April 30,
	2025	2024
Tenant A	10.97%	17.18%
Tenant B	1.51%	28.61%
Tenant C	6.61%	31.89%
Tenant D	12.47%	19.17%
Tenant E	11.79%	3.16%
Tenant F	12.79%	-
Tenant G	12.80%	-
Tenant H	12.05%	-
	80.98%	100.00%

Accounts receivable

The rental properties are managed by a management company, therefore 100% of accounts receivable of $4,363 and $2,607 is related to one customer on April 30, 2025, and July 31, 2024, respectively.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows

The Company sold the following homes:

Category	Property	Date	Sales	Payoff loan
Fixed assets	604 Blythe	6/5/2025	$191,000	$128,758
Inventory for sale	526 Spring Garden -Toledo	5/9/2025	$106,000	$-
Inventory for sale	340 Cooledge -Wadley	8/5/2025	$138,000	$-
Inventory for sale	653 Fair Rd -Sidney	6/2/2025	$169,000	$-

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623.44, which equals 1.5% of the total purchase amount.

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

Pursuant to title search and settlement of taxes and due related to properties, the Company proceeded to obtain the Quitclaim Deed Certificates on 29 properties. As of the date of this report, 29 Quitclaim Deed Certificates were issued. RAC has started the renovation and completion of the properties since July 2024. All twenty-nine homes (29) will be immediately placed for sale once fully renovated.

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

On November 26, 2024, The Company entered into an interest purchase agreement with Frank Campanaro in connection with settlement agreement dated June 2024 for 50% ownership of a property located at 1320 N 5th Avenue, Laurel, MS in amount of $41,565 in cash. Pursuant to the acquisition agreement, the Company’s ownership of property was increased to 100%.

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

On February 27, 2025, the Company acquired a second piece of land in Gadsden, Alabama for construction of new residential homes for cost of $77,115. This land acquisition is next to the land purchased by the Company on July 31, 2024, and the plan is to build up to thirty single family Garden Homes as a “Phase Two” construction project once the seven to eight duplex apartments has been completed on the initial parcel of land purchased in July of 2024.

As of April 30, 2025, RAC had twelve (12) complete homes with three additional homes under construction in East Gadsden. Out of the twelve (12) completed properties nine (9) homes have been leased with monthly lease payments ranging from $1,100 to $2,150, each for a period of one year for each home leased. As of April 30, 2025, three homes which the occupancy permits were issued, have not been leased.

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623.44, which equals 1.5% of the total purchase amount.

As of April 30, 2025, and July 31, 2024, all property homes were collateralized with an outstanding balance of $1,290,272 and $1,067,981, respectively.

 During the months May-August 2025, the Company sold three (3) homes from homes inventory for an aggregate amount of $413,000 and one (1) home from homes property for amount of $191.000.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the nine months ended April 30, 2025, and 2024, which are included herein.

Our operating results for the nine months ended April 30, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended April 30, 2025, compared to the Three Months ended April 30,2024

	Three Months Ended
	April 30,
	2025	2024	Change
Revenue	$34,961	$15,877	$(19,084)
Operating expenses	67,437	80,735	(13,298)
Other expenses	29,791	16,510	13,281
Net loss	$62,267	$81,368	$(19,101)

For the three months ended April 30, 2025, and 2024, we generated revenue from rent income of $34,961 and $15,877, respectively.

We had a net loss of $62,267 for the three months ended April 30, 2025, and $81,368 for the three months ended April 30, 2024. The decrease in net loss of $19,101 was due to a decrease in operating expenses of $13,298 and an increase   in other expenses of $13,281 offset by an increase in revenue of $19,084.

Operating expenses for the three months ended April 30, 2025, and 2024 were $67,437 and $80,735, respectively. For the three months ended April 30, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $22,259 and $47,996, general and administrative expenses of $15,127 and $22,624, depreciation expenses of $17,951 and $8,620, and cost of rental homes of $12,100 and $1,495 respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the three months ended April 30, 2025, and 2024, represent interest expenses -related party of $0 and $10,989 for granted loans, interest expenses of $29,791 and $5,521 for banks borrowings and loan payable to third party, respectively.

Nine Months Ended April 30, 2025, compared to the Nine Months ended April 30,2024

	Nine Months Ended
	April 30,
	2025	2024	Change
Revenue	$90,232	$35,645	$(54,587)
Operating expenses	224,669	230,184	(5,515)
Other expenses	79,486	979,872	(900,386)
Income tax	1,128	-	1,128
Net loss	$215,051	$1,174,411	$(959,360)

For the nine months ended April 30, 2025, and 2024, we generated revenue from rent income of $90,232 and $35,645, respectively.

We had a net loss of $215,051 for the nine months ended April 30, 2025, and $1,174,411 for the nine months ended April 30, 2024. The decrease in net loss of $959,360 was due to a decrease in operating expenses of $5,515, other expenses of $900,386 and an increase in income tax of $1,128, offset by an increase in revenue of $54,587.

Operating expenses for the nine months ended April 30, 2025, and 2024 were $224,669 and $230,184, respectively. For the nine months ended April 30, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $112,360 and $165,750, general and administrative expenses of $37,043 and $36,979, depreciation expenses of $50,317 and $20,890, and cost of rental homes of $24,949 and $6,565 respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other expenses for the nine months ended April 30, 2025, and 2024, represent interest expenses -related party of $0 and $23,062 for granted loans, interest expenses of $79,486 and $9,310 for banks borrowings and loan payable to third party and impairment loss on investment of $0 and $947,500, respectively.

Income tax for nine months ended April 30, 2025, is related to payment income tax of $1,128 for year ended July 31, 2024.

Balance Sheet Data

	April 30,	July 31,
	2025	2024	Change
Cash	$15,813	$20,245	$(4,432)
Working capital	$1,523,883	$64,205	$1,459,678
Total current assets	$1,975,564	$1,635,857	$339,707
Total current liabilities	$451,681	$1,571,652	$(1,119,971)
Stockholders’ Equity	$2,662,629	$1,161,680	$1,500,949

As of April 30, 2025, our current assets were $1,975,564 and our current liabilities were $451,681 which resulted in working capital of $1,523,883. As of April 30, 2025, current assets were comprised of $15,813 in cash, $4,363 in accounts receivable, $21,593 in prepaid expenses, $1,933,795 in homes inventory for sales, compared to $20,245 in cash, $2,607 in accounts receivable, $1,613,005 in homes inventory for sales as of July 31, 2024.

As of April 30, 2025, current liabilities were comprised of $36,908 in accounts payable and accrued liabilities, $1,000 in rent deposit , $25,000 in loan payable current portion, $298,500 in due to related party and $90,273 in bank borrowings, compared to $79,563 in accounts payable and accrued liabilities, $1,106,000 in due to related parties, $25,000in  loan payable-current portion, $28,500 in loans payable -related party and $332,589 in bank borrowings as of July 31, 2024.

Cash Flow Data

	Nine Months Ended
	April 30,
	2025	2024	Change
Cash used in operating activities	$(644,036)	$(172,366)	$(471,670)
Cash used in investing activities	$(446,403)	$(657,754)	$211,351
Cash provided by financing activities	$1,086,007	$699,950	$386,057
Net change in cash during period	$(4,432)	$(130,170)	$125,738

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2025, net cash flows used in operating activities was $644,036, consisting of a net loss of $215,051, reduced by depreciation expenses of $50,317, amortization of debt discount of $9,257, rent deposit of $1,000, and increased by accounts payable and accrued liabilities of $42,655, prepaid expenses of $21,593, accounts receivable of $1,756  and homes inventory cost for sales of $423,555.

For the nine months ended April 30, 2024, net cash flows used in operating activities was $172,366, consisting of a net loss of $1,174,411, reduced by impairment loss on investment of $947,500, depreciation expenses of $20,889, amortization of debt discount of $1,458, prepaid expenses of $34,858, accrued interest income of $265,accrued interest -related party of $4,453,due to related party of $16,889 and increased by accounts payable and accrued liabilities of $24,166 and accounts receivable of $101.

Cash Flows from Investing Activities

During the nine months ended April 30, 2025, and 2024, the Company used $356,535 and $657,754 for payments of construction expenses, $89,868 and $0 for acquisition of one RV travel trailer and one land in Gadsden, respectively.

Cash Flows from Financing Activities

During the nine months ended April 30, 2025, the Company received advances from a related party of $1,249,200, bank borrowings of $575,690 and repaid loans payable -related party of $28,500, bank borrowings of $369,683 and $340,700 to related parties.

During the nine months ended April 30, 2024, the Company received advances from related parties of $682,700, bank borrowings of $413,061, and repaid $395,811 to related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2025, we incurred net loss of $215,051 and net cash used in operating activities of $644,036. As of April 30, 2025, we had an accumulated deficit of $2,234,659 and working capital of $1,523,883. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration

As of April 30, 2025, and July 31, 2024, and for nine months ended April 30, 2025, and 2024, customer concentrations (more than 10%) were as follows:

Revenue -rental income

	Percentage of Revenue
	For Nine Months ended
	April 30,
	2025	2024
Tenant A	10.97%	17.18%
Tenant B	1.51%	28.61%
Tenant C	6.61%	31.89%
Tenant D	12.47%	19.17%
Tenant E	11.79%	3.16%
Tenant F	12.79%	-
Tenant G	12.80%	-
Tenant H	12.05%	-
	80.98%	100.00%

Accounts receivable

The rental properties are managed by a management company, therefore 100% of accounts receivable of $4,363 and $2,607 is related to one customer on April 30, 2025, and July 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2025, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of April 30, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

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

During the period ended April 30, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

MY CITY BUILDERS, INC.

Dated: September 25, 2025	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

