Form 10-K
period 2025-07-31
My City Builders, Inc.
filed 2025-11-13
CIK 1556801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

As of October 31, 2025, the registrant had 16,276,686 shares of common stock outstanding.

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

•

Our stock being traded on the OTC Pink limited market maintained by OTC Markets, which, according to the OTC Markets website is “designed for companies with financial reporting problems, economic distress, or in bankruptcy”;

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

PART I

ITEM 1. BUSINESS

Business

Overview

In July 2022, we acquired RAC Real Estate Acquisition Corp. (“RAC”), a Wyoming-based corporation, which was a wholly owned subsidiary of the Company. Through RAC, the Company focuses on real estate transactions, particularly the acquisition, development, and sale or rental of low-income housing. Our investment approach is segmented into three primary areas:

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

Pursuant to title search and settlement of taxes and due related to properties, the Company proceeded to obtain the Quitclaim Deed Certificates on 29 properties, and the certificates were issued. RAC has started the renovation and completion of the properties since July 2024. All twenty-nine homes (29) will be immediately placed for sale once fully renovated. During the year ended July 31,2025, the Company sold two (2) homes.

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

On April 25,2024, RAC finalized the purchase of two additional lots in Gadsden, Alabama bringing the total properties owned in East Gadsden to twenty-two. This decision stemmed from the ongoing construction of three homes by RAC on the same street, slated for completion and rental availability by July 31st, 2024. With the aim of bolstering rental demand, RAC intends to commence construction on these newly acquired lots this calendar year by December 31st, 2024. The homes are 3-bedroom 2-bathroom single family homes with under roof of 1270 square feet. The plan for Gadsden Alabama is to build new low-income single-family homes for rent.

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

During the year ended July 31,2025, the Company sold one home.

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623, which equals 1.5% of the total purchase amount.

As of July 8, 2025, RAC had thirteen (13) completed homes with one additional home under construction in East Gadsden. Out of the thirteen (13) completed properties one (1) home has been sold and five (5) are currently on the market for sell with  seven (7) homes  leased with monthly lease payments ranging from $1,100 to $2,150, each for a period of one year for each home leased.

Pursuant to the share purchase agreement dated July 8, 2025, the Company recognized discontinued operations regarding disposal of two entities of RAC Real Estate Acquisition Corp. and RAC Gadsden LLC. As result of discontinued operations, the Company recognized loss from discontinued operations of $162,513 and loss on disposal of two entities of $230,730. As a result of the discontinued operations, the Company briefly became a shell company.

Subsequently, on October 31, 2025, the Company and RAC Gadsden LLC entered into an asset purchase agreement, in which, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a 3-year secured promissory note in the amount of $350,000 with an interest rate of 9.5% per annum. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. As a result of this agreement the Company is no longer considered a shell company.

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

Our address is 100 Biscayne Blvd., #1611, Miami FL 33132, telephone (786) 553-4006. Our corporate website is www.mycitybuilders.com.

Sales and Marketing

We intend to market our properties to those seeking homes, including low-income individuals and families. We may engage third-party real estate brokers and agents to provide these services.

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

At July 31, 2025, we have cash of $2,189 and a working capital deficiency of $4,469, and, because our only current source of revenue is interest income from two promissory notes the Company acquired in connection with our business plan. If we are unable to obtain funding for these activities we may be unable to complete an acquisition or file our SEC quarterly reports. If we are unable to implement our business plan because we do not have sufficient funds available to us, we will be forced to cease operations. Any financing which we may be able to obtain is likely to be on very unfavorable terms and, if equity is issued, may result in significant dilution to our stockholders.

Our auditors’ report includes a going concern paragraph.

Our financial statements include a going-concern paragraph. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2025, the Company incurred a net loss of $498,315. As of July 31, 2025, the Company had an accumulated deficit of $4,893,332and has nominal revenues since inception and only recently engaged in an active business. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2025. However, until the Company engages in an active business or makes an acquisition the Company is likely to not be able to raise any significant debt or equity financing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company’s process for assessing, identifying, and managing material risks from cybersecurity threats is as follows: the Company has cloud-based security, our computers and servers are fire walled. In addition, the Company does not allow virtual log-in on their computers. The Company has engaged third-party consultants with regard to our cloud-based cybersecurity. We have had no current or previous cybersecurity incidents that have materially affected or were likely to materially affect the Company’s business strategy, results of operations or financial condition.

The Company’s management team and board of directors jointly oversee the Company’s cybersecurity. The third-party consultants provide monthly online security reports as well as any web-based security updates and possible threats to be aware of.

ITEM 2. PROPERTIES

As of July 8, 2025, The Company, through RAC, had thirteen (13) complete homes with one additional home under construction in East Gadsden. Out of the thirteen (13) completed properties seven (7) homes were leased, one (1) home sold and five (5) homes still on the market for sell. These properties were sold as a result of the stock purchase agreement dated July 8, 2025, by and between the Company and RAC Merger.

As of July 31, 2025, our principal office is located at 100 Biscayne Blvd. #1611, Miami FL 33132. This property is owned by a related third party and used by our Company free of charge.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Pink Limited marketplace under the symbol MYCB. From April 2014 until May 3, 2018, our common stock was quoted under the symbol DIMN and from May 4, 2018, until April 26, 2023, our common stock was quoted under the symbol JRVS.

Stockholders of Record

As of October 31, 2025, we had approximately 28 record holders of our common stock. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Transfer Agent

Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, telephone (813) 344-4490, is the transfer agent for our common stock.

Dividends

During the year ended July 31, 2025, the Company’s Board of Directors approved dividends of $2,374,896.

We have not paid any cash dividends to date and the amount of $2,339,273 from dividends were settled with receivable from one shareholder in connection with share purchase agreement dated July 8, 2025. As of July 31, 2025, the unpaid dividend was $35,623.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the past two years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act:

On January 17, 2024, the Company issued 11,400,000 shares of common stock for the settlement of due to a related party of $2,850,000.

On January 22, 2025, the Company issued 4,290,000 shares of common stock for the settlement of due to a related party of $1,716,000.

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

Overview

In July 2022, we acquired RAC, a Wyoming-based corporation, which was a wholly owned subsidiary of the Company. Through RAC, the Company focuses on real estate transactions, particularly the acquisition, development, and sale or rental of low-income housing. Our investment approach is segmented into three primary areas:

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

During the year ended July 31,2025, the Company sold one home

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623, which equals 1.5% of the total purchase amount.

As of July 8, 2025, RAC had thirteen (13) completed homes with one additional home under construction in East Gadsden. Out of the thirteen (13) completed properties one (1) home has been sold and five (5) are currently on the market for sell with seven (7) homes leased with monthly lease payments ranging from $1,100 to $2,150, each for a period of one year for each home leased.

Pursuant to the share purchase agreement dated July 8, 2025, the Company recognized discontinued operations regarding disposal of two entities of RAC Real Estate Acquisition Corp. and RAC Gadsden LLC. As result of discontinued operations, the Company recognized loss from discontinued operations of $162,513 and loss on disposal of two entities of $230,730.

Result of operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2025, and 2024, which are included herein.

Our operating results for the years ended July 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	July 31,
	2025	2024	Change
Revenue	$-	$-	$-
Operating expenses	103,944	159,404	(55,460)
Income tax	1,128	-	1,128
Loss from continuing operations	105,072	159,404	(54,332)

Loss from discontinued operations	162,513	(185,156)	341,019
Loss on disposal of subsidiaries	230,730	-	247,904
Loss (income) from discontinued operations	393,243	(185,156)	588,923

Net loss (income)	$498,315	$(25,752)	$534,591

Continued Operations

For the years ended July 31, 2024, and 2025, we did not generate revenue from operations activities.

We had a net loss of $105,072 and $ 159,404 for the years ended July 31, 2025, and 2024, respectively. The decrease in net loss of $54,332 was primarily attributed to a reduction in operating expenses of $55,460, offset by an increase in income tax of $1.128.

Operating expenses for the years ended July 31, 2025, and 2024 were $103,944 and $159,404, respectively. For the years ended July 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $100,084 and $159,028, general and administrative expenses of $3,860 and $376, respectively.

Discontinued Operations

	Years Ended
	July 31
	2025	2024	Change
Revenue	$391,554	$59,300	$(332,254)
Operating expenses	469,125	178,266	290,861
Other (income) expenses	84,942	(304,122)	389,064
Net loss (income) from discontinued operations	162,513	(185,156)	347,671

Loss on sale of subsidiaries	230,730	-	230,730
Net loss (income) from sales of subsidiaries	$393,243	$(185,156)	$578,401

For the years ended July 31, 2025, and 2024, we generated revenue from rent income of $ 121,624 and $59,300 and sales of inventory homes of $269,930 and $0, respectively.

We had a net loss of $393,243 for the year ended July 31, 2025, and net income of $185,156 for the year ended July 31, 2024. The increase in net loss of $578,401 was primarily attributed to an increase in operating expenses of $290,861, other expenses of $389,064, loss on sales of subsidiaries of $230,730, offset by an increase in revenue of $332,254.

Operating expenses for the years ended July 31, 2025, and 2024 were $469,125 and $178,266, respectively. For the years ended July 31, 2025, and 2024, the operating expenses were primarily attributed to cost of selling inventory homes of $ 294,136 and $0, professional fees of $26,051 and $76,912, general and administrative expenses of $53,626 and $55,398, depreciation expenses of $64,181 and $31,985, cost of rental homes of $31,131 and $13,971, respectively. The cost of rental homes was for rented homes such as lawncare, maintenance and repairs, management fees, utilities, insurance and property taxes.

Other income and expenses for the years ended July 31, 2025, and 2024, represent impairment loss on investment of $0 and  $947,500, interest expenses – related party of $ 2,351 and $27,795 for granted loans, interest expenses of $ 100,891 and $19,279 for bank borrowing and third-party loan, bad debts expenses related to rental tenant of $4,195 and $0 and  nonmonetary gain of $0 and $1,298,696 respectively.

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

On October 4, 2022, the Company, through RAC, entered into a Limited Liability Company Agreement with Fix Pads Holdings, LLC ("Fix Pads"). As a result of the agreement, RAC and Fix Pads formed a limited liability company called RAC FIXPADS II, LLC (“LLC”), incorporated in the state of Delaware. The LLC has two members, RAC and Fix Pads, both providing an initial contribution to the LLC of $1,000 in exchange for a 50% membership interest represented by an issuance of 1,000 Units of the LLC to each party. Each member is entitled to one vote per member. The LLC is managed by a manager, Fix Pads. The agreement provides that additional capital contributions of the members will be made to the LLC as follows: (i) Fix Pads will transfer and assign all rights to and incidents of ownership for up to 60 residential properties it has title, or will have title, to the LLC, as set forth in the agreement; and (ii) RAC will make additional cash contributions to the capital of the LLC, up to a maximum of $5,214,000, on such dates and in such amounts as requested by the LLC, in the manner set forth in the agreement. From the sale of each property by LLC, the Company shall receive $13,000 and the average additional cash capital contribution per property. During the year ended July 31,2024, the Company recognized impairment loss of $947,500.

Balance Sheet Data

	July 31,	July 31,
	2025	2024	Change
Cash	$2,189	$2,550	$(361)
Working capital (deficiency)	$4,469	$(61,098)	$65,567
Working capital (deficiency) associated with discontinued operations	$-	$125,303	$(125,303)
Total current assets	$42,812	$2,550	$40,262
Total current assets associated with discontinued operations	$-	$1,633,307	$(1,633,307)
Total current liabilities	$38,343	$63,648	$(25,305)
Current liabilities associated with discontinued operations	$-	$1,508,004	$(1,508,004)
Stockholdes' Equity	$4,469	$1,161,680	$(1,157,211)

As of July 31, 2025, our current assets were $42,812 and our current liabilities were $38,343 which resulted in working capital of $4,469. As of July 31, 2025, current assets were comprised of $2,189 in cash, $ 5,000 in prepaid expenses, $35,623 in due from related party compared to $2,550 in cash and $1,633,307 in current assets associated with discontinued operations (see below table) as of July 31,2024.

Cash	$17,695
Accounts receivable	2,607
Homes inventory for sales	1,613,005
$1,633,307

As of July 31, 2025, current liabilities were comprised of $2,720 in accounts payable, $35,623 in dividends payable, compared to $17,126 in accounts payable, $46,522 in due to related parties and $1,508,004 in current liabilities associated with discontinued operations (see blow table) as of July 31,2024.

Accounts payable and accrued liabilities	$62,437
Loan payable - current portion	25,000
Loans payable, related party	28,500
Due to related parties	1,059,478
Bank borrowings - current portion, net	332,589
$1,508,004

Cash Flow Data

Consolidated Cash Flow

	Years Ended
	July 31,
	2025	2024	Change
Cash used in operating activities	$(504,584)	$(483,064)	$(21,520)
Cash used in investing activities	$(381,676)	$(930,901)	$549,225
Cash provided by financing activities	$877,844	$1,282,492	$(404,648)
Net change in cash during period	$(8,416)	$(131,473)	$123,057

Cash Flow from Continued Operations

	Years Ended
	July 31,
	2025	2024	Change
Cash provided by operating activities	$46,162	$623	45,539
Cash used in investing activities	$-	$-	-
Cash used in financing activities	$(46,522)	$-	(46,522)
Net change in cash during period	$(360)	$623	(983)

Cash Flow from Discontinued Operations

	Years Ended
	July 31,
	2025	2024	Change
Cash used in operating activities	$(550,746)	$(483,687)	(67,059)
Cash used in investing activities	$(381,676)	$(930,901)	549,225
Cash provided by financing activities	$924,366	$1,282,492	(358,126)
Net change in cash during period	$(8,056)	$(132,096)	124,040

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2025, net cash flows used in operating activities was $504,584, consisting of a net loss of $498,315, reduced by depreciation expenses of $61,181, amortization of debt discount of $9,541,bad debts-rental tenant of $4,195,loss on disposition of subsidiaries of $230,730,  rent deposit payable of $1,000 , dividends payable of $35,623 and increased by gain on sales of property of $17,793, prepaid expenses of $10,743, accounts receivable of $12,221, accounts payable and accrued liabilities of $43,232, homes inventory cost for sales of $233,357 and due from related party of $35,623.

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

Cash Flows from Investing Activities

For the year ended July 31, 2025, the Company used $461,680 for construction payments, $89,867 for purchase of one RV travel trailer and one land in Gadsden and received $169,871 from sales of one home.

For the year ended July 31, 2024, the Company used $930,901 for payments of construction.

Cash Flows from Financing Activities

For the year ended July 31, 2025, the Company received advances from a related party of $1,302,700, bank borrowings of $696,344 and repaid loans payable -related party of $28,500, bank borrowings of $517,500 and repaid due to related parties of $575,200.

For the year ended July 31, 2024, the Company received bank borrowing of $569,603, advances from related parties of $1,108,700 and repaid due to related parties of $395,811.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2025, the Company incurred a net loss of $498,315. As of July 31, 2025, the Company had an accumulated deficit of $4,893,332. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2025. However, until the Company engages in an active business or makes an acquisition the Company is likely not to be able to raise any significant debt or equity financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, July 31, 2025

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at July 31, 2025, and 2024

•	Consolidated Statements of Operations for the years ended July 31, 2025, and 2024

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended July 31, 2025, and 2024

•	Consolidated Statements of Cash Flows for the years ended July 31, 2025, and 2024

•	Notes to Consolidated Financial Statements

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 31, 2025, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and the absence of any accounting staff, our disclosure controls were not effective as of July 31, 2025, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of July 31, 2025, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions, (iii) the absence of any full-time accounting personnel, and (v) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of July 31, 2025.

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

Changes in Internal Control over Financial Reporting.

During the year ended July 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)
Yolanda Goodell	40	Interim Chief Executive Officer and director
Francis Pittilloni	38	Interim Chief Financial Officer & director

Ms. Goodell has been a director since November 4, 2021, and has been vice president since March 14, 2022. Ms. Goodell accepted the role as interim CEO on January 29, 2024. She also currently the vice president, chief marketing officer, secretary and treasurer for RAC. From February 2021 to present Ms. Goodell has held the position as chief marketing officer of PreCheck Health Services, a high complexity molecular laboratory based in Miami Florida. Prior to her role as CMO she held the position as VP of sales for Latin America from 2017 to February 2021.

Mr. Pittilloni has been a director since November 4, 2022. On January 29, 2024, Mr. Pittilloni accepted the role as interim CFO of the company. He is also currently the chief operating officer for RAC. From February 2021 to present, Mr. Pittilloni has held the position as chief operating officer of PreCheck Health Services, a high complexity molecular laboratory based in Miami Florida. Prior to his role as COO from 2017 to February 2018 he was director of operations & hotel brand development for Globia, based out of Spain and was the managing partner of 2W Global Management a brand consulting company.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended July 31, 2025 and 2024, earned by or paid to our executive officers who served in that capacity during the years ended July 31, 2025 and 2024.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)
Yoland Goodell [1]	2025	-	-	-	-	-	-	-	-
Interim CEO	2024	-	-	-	-	-	-	-	-

Francis Pittilloni [1]	2025	-	-	-	-	-	-	-	-
Interim CFO	2024	-	-	-	-	-	-	-	-

Jose Maria Eduardo Gonzalez Romero[2]	2025	-	-	-	-	-	-	-	-
Former CEO, CFO	2024	-	-	-	-	-	-	-	-

_________

1 Yolanda Goodell and Francis Pittilloni appointed as interim CEO and interim CFO, respectively, on January 29,2024.

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

There are no outstanding equity awards at July 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of October 31, 2025, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of October 31, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	% of shares (Common Stock)	Amount and Nature of Beneficial Ownership (Preferred A Stock)[1]	% of Shares (Preferred A Stock)
Yolanda Goodell[2] Interim CEO and Director 11153 SW 37th MNR, Davie, FL 33328	-	-	-	-
Francis Pittilloni[2] Interim CFO and Director 100 Biscayne Blvd., Suite 1611, Miami, FL 33132	-	-	-	-
All officers and directors as a group	16,033,253	98.50%	100,000	100%
5% or More Stockholders
Frank Gillen[2] 100 Biscayne Blvd. Suite 1611, MiamiFL33132	-	-	-	-
RAC Merger LLC[2] 100 Biscayne Blvd. Suite 1611, Miami, FL, 33132	16,033,253	98.50%	100,000	100%

[1]

 Each share of Series A Preferred Stock entitles the holder to 10 votes on any matter presented to the holders of the Common Stock and are exercisable at a 25% discount to the next qualified financing of at least $1,000,000.

[2]	The members of RAC Merger LLC are Yolanda Goodell, Francis Pittilloni and Frank Gillen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Continued Operations:

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. RAC Merger is owned by certain shareholders, officers and directors of the Company or its wholly owned subsidiary, RAC Real Estate Acquisition Corp.  During the period ended July 31, 2025, RAC Merger, as a majority shareholder of the Company, was paid its part of purchase price in the form of the property it received which equaled the amount of $2,339,273. As of July 31, 2025, RAC Merger owed the Company an amount of $35,623 to be distributed as a dividend to the remaining minority shareholders of the Company

Discontinued Operations:

 During the year ended July 31, 2024, one related party assigned $500,000 of his amount due from the Company to another related party.

During the year ended July 31, 2024, one related party converted $500,000 of the amount due from the Company to four loan agreements with an interest rate of 9.5% annual with term of 30 years.  During the years ended July 31, 2025, the Company settled principal of $28,500 and $471,500. During the years ended July 31, 2025, and 2024, the Company recognized interest of $0 and $31,172 and paid interest of $3,958 and $27,213, respectively.

During the years ended July 31, 2025, and 2024, the Company's shareholders paid operating expenses of $1,410 and $16,889 on behalf of the Company, respectively. The advances are unsecure, due on demand and of non-bearing interest.

During the years ended July 31, 2025, and 2024, the Company’s Board of Directors approved the settlement of $1,716,000 and $2,850,000 due to one related party in exchange for the issuance of 4,290,000 shares and 11,400,000 shares of common stock, respectively.

During the years ended July 31, 2025, and 2024, the Company’s related parties advanced $1,302,700 and $808,700 to the Company, and the Company repaid $347,200 and $265,889, respectively. The advances are unsecure, due on demand and non-bearing interest.

During the nine months ended April 30, 2025, and 2024, the Company’s related parties advanced $0 and $300,000 and the Company repaid $0 and $100,000, respectively. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the years ended July 31, 2025, and 2024, the Company recognized and paid interest expenses of $0 and $20,080, respectively.

During the years ended July 31, 2025, and 2024, the Company repaid advances due to the Company’s officers for $228,000 and $29,922, respectively. The advances are unsecured, due on demand and the interest 10% of advanced amount will be an interest expense when the Company repays. During the years ended July 31, 2025 and 2024, the Company paid $0 and $1,840 interest, respectively.

During the year ended July 31, 2024, one related party assigned $498,200 obtained loans from the bank to the Company. The loan was utilized for settlement of $471,500 another related party loan and payment of the Company’s operating expenses of $26,700.

During the year ended July 31, 2025, two related parties obtained $616,100 loans from the bank with collateral of five homes. The cash proceeds from mortgage were utilized for settlement of four the Company’s line of credits of $353,099 and the net balance of $263,001 after the closing cost of $24,033 transferred to the Company’s bank account.

During the years ended July 31, 2025, and 2024, the Company allocated interest of $0 and $25,297 from total interest of $0 and $53,092 related to the above loans to construction in progress.

As of July 31, 2025, July 8, 2025, and July 31, 2024, the Company had due to related parties of $0, $117,500 and $1,106,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Year Ended July 31,
	2025	2024
Audit fees	$45,000	$45,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and plan of reorganization dated July 1, 2022, between the Company and RAC Real Estate Acquisition Corp, a Wyoming Corporation	8-K	000-55233	2.1	7/7/2022
2.2	Agreement and Plan of Merger dated January 31, 2023, between the Company and My City Builders, Inc.	8-K/A	000-55233	2.1	2/7/2023
3.1	Amended and Restated Articles of Incorporation dated June 6, 2022	14C	000-55233	Exhibit A	4/8/2022
3.2	Articles of Merger of My City Builders, Inc., and the Company dated February 1, 2023	8-K/A	000-55233	3.1	2/7/2023
3.3	By laws of the Company	S-1	333-184830	3.2	11/8/2012
10.1	Employment agreement dated August 14, 2019, between the Company and Jose Maria Eduardo Gonzalez Romero	8-K	000-55233	99.1	8/15/2019
10.2	Loan agreement dated July 18, 2022, between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	7/29/2022
10.3	12% secured promissory note dated July 22, 2022	8-K	000-55233	99.2	7/29/2022
10.4	Partial assignment of promissory note dated July 25,2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	7/29/2022
10.5	Loan agreement dated August 18, 2022, between the Company and Fix Pads LLC, a South Carolina limited liability company	8-K	000-55233	99.1	8/26/2022
10.6	12% secured promissory note dated August 18, 2022	8-K	000-55233	99.2	8/26/2022
10.7	Partial assignment of promissory note dated August 18, 2022, between the Company and Frank Campanaro	8-K	000-55233	99.3	8/26/2022
10.8	Limited liability Company Agreement of RAC FIXPADS II, LLC dated effective October 4, 2022	8-K	000-55233	99.1	10/11/2022
10.9	Share Purchase Agreement dated July 8, 2025, between the Company and RAC Merger, LLC	8-K	000-55233	99.1	8/19/2025
14.1	Code of Ethics	10-K	333-184830	14.1	8/29/2013
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.					X
104.*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.					X

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025

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

Sugar Land, TX

October 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

My City Builders, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of My City Builders, Inc. (the “Company”) as of July 31, 2025, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2025, and the consolidated results of its operations and its consolidated cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2024.

Houston, TX

November 13, 2025

My City Builders, Inc.

Consolidated Balance Sheets

	July 31,	July 31,
	2025	2024
ASSETS
Current Assets
Cash	$2,189	$2,550
Prepaid expenses	5,000	-
Due from related party	35,623	-
Current assets associated with discontinued operations	-	1,633,307
Total Current Assets	42,812	1,635,857

Non-current assets associated with discontinued operations	-	1,833,192
TOTAL ASSETS	$42,812	$3,469,049

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,720	$17,126
Due to related parties	-	46,522
Dividend payable	35,623	-
Current liabilities associated with discontinued operations	-	1,508,004
Total Current Liabilities	38,343	1,571,652

Non-current liabilities associated with discontinued operations	-	735,717
TOTAL LIABILITIES	38,343	2,307,369

Stockholders' Equity)
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 16,276,686 and 11,986,686 shares issued and outstanding at July 31, 2025 and 2024, respectively	16,277	11,987
Additional paid in capital	4,881,424	3,169,714
Accumulated deficit	(4,893,332)	(2,019,954)
Equity attributable to stockholders of My City Builders, Inc.	4,469)	1,161,847
Deficit attributable to noncontrolling interests-discontinued operations	-	(167)
Total Stockholders' Equity	4,469	1,161,680
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,812	$3,469,049

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Operations

	Years Ended
	July 31,
	2025	2024

Revenue	$-	$-

Operating expenses
General and administrative	3,860	376
Professional fees	100,084	159,028
Total operating expenses	103,944	159,404

Loss from continuing operations	(103,944)	(159,404)

Loss from continuing operations before income taxes	(103,944)	(159,404)
Income taxes	(1,128)	-
Net Loss from continuing operations	$(105,072)	$(159,404)

Discontinued operations:
Loss from discontinued operations	(162,513)	185,156
Loss on disposal of subsidiaries	(230,730)	-
(Loss) Income from discontinued operations, net of tax	$(393,243)	$185,156

Net (Loss) Income	$(498,315)	$25,752

Less: Net loss attributable to noncontrolling interests-discontinued operations	-	(112)
Net (loss) income attributable to stockholders of My City Builders, Inc.	(498,315)	25,864

Basic and diluted (loss) income per share of common stock -discontinuing operations	$(0.03)	$0.03
Basic and diluted loss per share of common stock -continuing operations	$(0.01)	$(0.02)
Basic and diluted (loss) income per share of common stock	$(0.04)	$0.00
Basic weighted average number of common shares outstanding	14,231,590	6,739,563

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	interest	(Deficit)

Balance - July 31, 2023	100,000	$100	586,686	$587	$331,114	$(2,045,818)	$(1,714,017)	$(55)	$(1,714,072)

Common stock issued for settlement of debt	-	-	11,400,000	11,400	2,838,600	-	2,850,000	-	2,850,000
Net income (loss)			-	-	-	25,864	25,864	(112)	25,752
Balance - July 31, 2024	100,000	100	11,986,686	11,987	3,169,714	(2,019,954)	1,161,847	(167)	1,161,680

Common stock issued for settlement of debt-related party	-	-	4,290,000	4,290	1,711,710	-	1,716,000	-	1,716,000
Dividend	-	-	-	-	-	(2,374,896)	(2,374,896)	-	(2,374,896)
Net income (loss)	-	-	-	-	-	(498,482)	(498,482)	167	(498,315)
Balance - July 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(4,893,332)	$4,469	$-	$4,469

The accompanying notes are an integral part of these consolidated financial statements.

My City Builders, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(498,315)	$25,752
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	64,181	31,985
Amortization of debt discount	9,561	2,203
Impairment loss on investment	-	947,500
Nonmonetary gain on lawsuit settlement	-	(1,298,696)
Bad debts -rental tenant	4,195	-
Gain on sales of property	(17,793)	-
Loss on disposition of subsidiaries	230,730	-
Changes in operating assets and liabilities:
Prepaid expenses	(10,743)	34,858
Accounts receivable	(12,221)	(2,607)
Accrued interest income	-	265
Accounts payable and accrued liabilities	(43,232)	(162,283)
Rent deposit payable	1,000	-
Homes inventory cost for sales	(233,357)	(82,888)
Accrued interest - related party	-	3,958
Dividend payable	35,623	-
Due from related party	(35,623)	-
Due to related parties	1,410	16,889
Net cash used in operating activities	(504,584)	(483,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for construction	(461,680)	(930,901)
Purchases of property and equipment	(89,867)	-
Proceeds from sales of property	169,871	-
Net cash used in investing activities	(381,676)	(930,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	696,344	569,603
Repayment of bank borrowing	(517,500)	-
Repayment of loans payable - related party	(28,500)	-
Advances from related parties	1,302,700	1,108,700
Repayments to related parties	(575,200)	(395,811)
Net cash provided by financing activities	877,844	1,282,492

Net change in cash	(8,416)	(131,473)
Cash, beginning of period	20,245	151,718
Cash, end of period	$11,829	$20,245

Supplemental cash flow information
Cash paid for interest	$101,009	$71,671
Cash paid for taxes	$1,128	$-

Supplemental non-cash investing and financing activity:
Recognition of loans payable as debt discount	$-	$26,877
Issuance of loan agreements in exchange with due to related party	$-	$471,500
Common stock issued for settlement of debt	$1,716,000	$2,850,000
Assignment of debts between two related parties	$-	$500,000
Reclassified home inventory cost to property and equipment	$102,765	$-
Issuance note payable for acquisition of land	$-	$50,000
Sales of subsidiaries	$2,374,896	$-
Settlement sales of subsidiaries with dividend payable	$2,339,273	$-

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

Pursuant to Share Purchase Agreement dated July 8, 2025, the Company recognizes the loss on sale of subsidiaries of $230,730 (see Note 3).

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at July 31, 2025.

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

Financial instruments, including cash, prepaid expense, , accounts payable and accrued liabilities, , and due to related parties, are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20. A discontinued operation is a component of the Company that has been disposed of or classified as held for sale and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Discontinued operations are reported separately net of taxes for all periods presented  from continuing operations in the consolidated statements of income for all periods presented. Assets and liabilities of discontinued operations are presented separately for all periods presented  in the consolidated balance sheets. The Company provides additional disclosures in the notes, including major classes of assets and liabilities, results of operations, and cash flows related to discontinued operations, unless otherwise indicated, the information in the notes to the consolidated financial statements refers only to the Company’s continuing operations.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided for by the Company as of July 31, 2025, and 2024, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of July 31, 2025, and 2024, respectively.

During the year ended July 31, 2025, the Company paid income tax of $1,128 for year ended July 31, 2024.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of July 31, 2025 and July 31,2024, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one operating segment and all of the Company’s  operations are in United States.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended July 31, 2025, the Company generated a net loss of $498,315. As of July 31, 2025, the Company had an accumulated deficit of $4,893,332. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended July 31, 2026. However, until the Company engages in an active business or makes an acquisition the Company is likely not to be able to raise any significant debt or equity financing.

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

NOTE 4 – DISCOUNTINUED OPERATIONS

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623, which equals 1.5% of the total purchase amount.

The following table summarizes the consideration paid for share purchase agreement and the amounts of the assets acquired and liabilities assumed at the share purchase agreement date of July 8, 2025 for two subsidiaries of RAC Real Estate Acquisition Corp and RAC Gadsden, LLC:

Consideration:
Aggregate sales price	$2,374,896

Assets sold and liabilities assumed:
Cash at bank	$9,639
Homes inventory for sales	1,743,597
Properties and equipment	2,271,245
Other receivable	16,376
Total assets	$4,040,857

Bank borrowings	$1,231,712
Loan payable	50,000
Due to related parties	118,910
Accounts payable and accrued liabilities	34,609
Total liabilities	$1,435,231

Net assets	$2,605,626

Loss on sale of subsidiaries	$(230,730)

The following is a summary of the assets and liabilities of the Company’s discontinued operations at July 8, 2025 and July 31, 2024:

	July 8,	July 31,
	2025	2024
Cash	$9,639	$17,695
Prepaid expenses	5,743	-
Accounts receivable	10,633	2,607
Homes inventory for sales	1,743,597	1,613,004
Total current assets from discontinued operations	1,769,612	1,633,306

Property and equipment	2,271,245	1,833,192
Total assets from discontinued operations	$4,040,857	$3,466,498

Accounts payable and accrued liabilities	33,609	62,437
Rent deposit payable	1,000	-
Loan payable - current portion	25,000	25,000
Due to My City Builders, Inc.	3,927,391	2,382,029
Loans payable, related party	-	28,500
Due to related parties	118,910	1,059,478
Bank borrowings - current portion, net	90,830	332,589
Total current liabilities from discontinued operations	4,196,740	3,890,033

Bank borrowings, net	1,140,882	710,717
Loan payable	25,000	25,000
Total liabilities from discontinued operations	$5,362,622	$4,625,750

The following is a summary of discontinued operations for the period ended July 8, 2025, and the year ended July 31, 2024:

	July 8,	July 31,
	2025	2024
Revenues
Sales inventory homes	$269,930	$-
Rental income	121,624	59,300
Total revenues from discontinued operations	391,554	59,300
Operating expenses:
Cost of sold -inventory home	294,136	-
Cost of rental homes	31,131	13,971
Depreciation	64,181	31,985
General and administrative	53,626	55,398
Professional fees	26,051	76,912
Total operating expenses from discontinued operations	$469,125	$178,266

Loss from discontinued operations	(77,571)	(118,966)

Other income and expense:
Impairment loss on investment	-	(947,500)
Interest expense - related party	2,351	(27,795)
Interest expense	(100,891)	(19,279)
Gain on sales of property	17,793	-
Bad debt-rental tenant	(4,195)	-
Nonmonetary gain	-	1,298,696
Total other (loss) income from discontinued operations	$(84,942)	$304,122

(Loss) Income before income taxes	(162,513)	185,156

Income taxes	-	-
(Loss) Income from discontinued operation	$(162,513)	$185,156

Loss on sale of subsidiaries	(230,730)	-
(Loss) Income from discontinued operation, net of tax	$(393,243)	$185,156

The following is a summary of discontinued cash flows for the period ended July 8, 2025, and the year ended July 31,2024:

	July 8,	July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES FOR DISCONTINUED OPERATIONS:
Net (loss) income	$(162,513)	$185,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	64,181	31,985
Amortization of debt discount	9,561	2,203
Impairment loss on investment	-	947,500
Nonmonetary gain on lawsuit settlement	-	(1,298,696)
Bad debts -rental tenant	4,195	-
Gain on sales of property	(17,793)	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,743)	10,000
Accounts receivable	(12,221)	(2,607)
Accrued interest income	-	265
Accounts payable and accrued liabilities	(28,828)	(127,022)
Rent deposit payable	1,000	-
Homes inventory cost for sales	(233,357)	(82,888)
Accrued interest - related party	-	3,958
Due to related parties	(169,228)	(153,541)
Net cash used in operating activities for discontinued operations	(550,746)	(483,687)

CASH FLOWS FROM INVESTING ACTIVITIES FOR DISCONTINUED OPERATIONS:
Payments for construction	(461,680)	(930,901)
Purchases of property and equipment	(89,867)	-
Proceeds from sales of property	169,871	-
Net cash used in investing activities for discontinued operations	(381,676)	(930,901)

CASH FLOWS FROM FINANCING ACTIVITIES FOR DISCONTINUED OPERATIONS:
Proceeds from bank borrowing	696,344	570,165
Repayment of bank borrowing	(517,500)	(562)
Repayment of loans payable - related party	(28,500)	-
Advances from related parties	1,302,700	1,108,700
Repayments to related parties	(528,678)	(395,811)
Net cash provided by financing activities for discontinued operations	924,366	1,282,492

Net change in cash	(8,056)	(132,096)
Cash, beginning of period	17,695	149,791
Cash, end of period	$9,639	$17,695

Supplemental cash flow information
Cash paid for interest	$101,009	$71,671
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activity:
Recognition of loans payable as debt discount	$-	$26,877
Issuance of loan agreements in exchange with due to related party	$-	$471,500
Common stock issued for settlement of debt	$1,716,000	$2,850,000
Assignment of debts between two related parties	$-	$500,000
Reclassified home inventory cost to property and equipment	$102,765	$-
Issuance note payable for acquisition of land	$-	$50,000

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. RAC Merger is owned by certain shareholders, officers and directors of the Company or its wholly owned subsidiary, RAC Real Estate Acquisition Corp.  During the period ended July 31, 2025, RAC Merger as a majority shareholder of the Company, was paid it a part of purchase price in the form of the property it received which equaled the amount $2,339,273. As of July 31, 2025, RAC Merger owned to the Company for amount of $35,623 to be distributed as a dividend to the remaining minority shareholders of the Company.

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

As of July 31, 2025 and 2024, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During the years ended July 31, 2025, and 2024, the Company issued 4,290,000 share and 11,400,000 shares for the settlement of due to a related party of $1,716,000 and $2,850,000, respectively.

As of July 31, 2025 and 2024, the Company had no options and warrants outstanding.

As of July 31, 2025 and 2024, the Company had 16,276,686 shares and 11,986,686 shares of common stock issued and outstanding, respectively.

Dividend

During the year ended July 31, 2025, the Company approved dividend of $2,374,896 and settled dividend of $2,339,273 with stockholders. As of July 31, 2025, the unpaid dividend was $35,623.

NOTE 7 - INCOME TAXES

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	Years Ended
	July 31,
	2025	2024

Income (Loss) for the year	$(498,315)	$25,752

Income tax (benefit) at statutory rate	$(104,646)	$5,408
Change in valuation allowance	104,646	(5,408)
Income tax expense per books	$-	$-

The Company assesses the likelihood that deferred tax assets will not be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of July 31, 2025.

Net deferred tax assets consist of the following components as of:

	July 31,	July 31,
	2025	2024

Non-operating loss carryforward	$528,871	$424,225
Valuation allowance	(528,871)	(424,225)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of the U.S. NOLs that could be utilized each year based on the provisions of Section 382.

NOTE 8- SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 31, 2025, to the date on which the financial statements are available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On October 31, 2025, the Company and RAC Gadsden LLC entered into an asset purchase agreement, in which, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a 3-year secured promissory note in the amount of $350,000 with an interest rate of 9.5% per annum. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. As a result of this agreement the Company is no longer considered a shell company.

