Form 10-Q
period 2025-10-31
My City Builders, Inc.
filed 2025-12-15
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 8, 2025, there were 17,926,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended July 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

All references in this Form 10-Q to the “Company,” “My City Builders,” “we,” “us,” “our” and words of like import relate to My City Builders, Inc. and its former wholly owned subsidiaries, RAC Real Estate Acquisition Corp., a Wyoming corporation, unless the context indicates otherwise.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Financial Statements

October 31, 2025

My City Builders, Inc.

Condensed Balance Sheets

(Unaudited)

	October 31,	July 31,
	2025	2025
ASSETS
Current Assets
Cash	$2,099	$2,189
Prepaid expenses	11,000	5,000
Due from related party	12,733	35,623
Total Current Assets	25,832	42,812

Property and equipment	350,000	-
TOTAL ASSETS	$375,832	$42,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$17,877	$2,720
Dividends payable	35,623	35,623
Total Current Liabilities	53,500	38,343

Promissory note-related party	350,000	-
TOTAL LIABILITIES	403,500	38,343

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
16,276,686 shares issued and outstanding at October 31, 2025, and July 31, 2025, respectively	16,277	16,277
Additional paid in capital	4,881,424	4,881,424
Accumulated deficit	(4,925,469)	(4,893,332)
Total Stockholders' Equity (Deficit)	(27,668)	4,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$375,832	$42,812

The accompanying notes are an integral part of these unaudited condensed financial statements

My City Builders, Inc.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended
	October 31,
	2025	2024

Revenue	$-	$-

Operating expenses
General and administrative	1,590	90
Professional fees	30,547	37,727
Total operating expenses	32,137	37,817

Loss from continuing operations	(32,137)	(37,817)

Loss from continuing operations before income taxes	(32,137)	(37,817)
Income taxes	-	-
Net Loss from continuing operations	$(32,137)	$(37,817)

Discontinued operations:
Loss from discontinued operations	-	(36,668)
Loss from discontinued operations, net of tax	$-	$(36,668)

Net Loss	$(32,137)	$(74,485)

Basic and diluted loss per share of common stock -discontinuing operations	$-	$(0.01)
Basic and diluted loss per share of common stock -continuing operations	$(0.00)	$(0.01)
Basic and diluted loss per share of common stock	$(0.00)	$(0.01)
Basic weighted average number of common shares outstanding	16,276,686	11,986,686

The accompanying notes are an integral part of these unaudited condensed financial statements

My City Builders, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three Months ended October 31, 2025

	Series A				Additional		Total Stockholders
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - July 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(4,893,332)	$4,469

Net loss	-	-	-	-	-	(32,137)	(32,137)
Balance - October 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(4,925,469)	$(27,668)

For the Three Months ended October 31,2024

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

Net loss	-	-	-	-	-	(74,440)	(74,440)	(45)	(74,485)
Balance - October 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,094,394)	$1,087,407	$(212)	$1,087,195

The accompanying notes are an integral part of these unaudited condensed financial statements.

My City Builders, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	October 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,137)	$(74,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	14,951
Amortization of debt discount	-	744
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-
Accounts receivable	-	2,419
Accounts payable and accrued liabilities	15,157	(31,956)
Homes inventory cost for sales	-	(71,274)
Due to related parties	22,890	-
Net cash used in operating activities	(90)	(159,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for construction	-	(153,435)
Net cash used in investing activities	-	(153,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	-	99,258
Repayment of bank borrowing	-	(1,798)
Repayment of loans payable - related party	-	(28,500)
Advances from related parties	-	239,000
Net cash provided by financing activities	-	307,960

Net change in cash	(90)	(5,076)
Cash, beginning of period	2,189	20,245
Cash, end of period	$2,099	$15,169

Supplemental cash flow information
Cash paid for interest	$-	$25,290
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activity:
Acquisition property in exchange with issuance promissory note -related party	$350,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

My City Builders, Inc.

Notes to Unaudited Condensed Financial Statements

October 31, 2025

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

In July 2022, the Company acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation ("RAC"). RAC became a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which the Company will buy and develop real estate for sale or rent of low-income housing.

On July 1, 2022, the Company entered into an Agreement and Plan of Reorganization dated June 30, 2022 with RAC and the shareholders of RAC, namely Frank Gillen, Francis Pittilloni, and Yolanda Goodell (the “Shareholders”), whereby the Company issued to the Shareholders a combined 100,000 shares of Series A Preferred Stock, par value of $0.001 per share in consideration for a combined 1,000 shares of RAC common stock, par value $0.001, held by the Shareholders, which represents 100% of the issued and outstanding capital stock of RAC. As a result, RAC becomes a wholly owned subsidiary of the Company. Shareholders of RAC paid a combined capital contribution of $500,000 in cash as consideration for their combined 1,000 shares of RAC common stock.

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

Sales of Subsidiaries

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, received a cash distribution in the total amount of $35,623.44, which equals 1.5% of the total purchase amount. During the year ended July 31, 2025, pursuant to Share Purchase Agreement dated July 8, 2025, the Company recognized the loss on sale of subsidiaries of $230,730.

Asset Acquisition

On October 31, 2025, the Company entered into an Asset Purchase Agreement with, RAC Gadsden, LLC (the “LLC”). The LLC is wholly owned by RAC Real Estate Acquisition, Corp. (“RAC”), which is wholly owned by RAC Merger LLC, which owns 98.5% of the current issued and outstanding shares of the Company.  As a result of the Agreement, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a secured promissory note with the LLC in the amount of $350,000. The promissory note has a 3-year term and carries an interest rate of 9.5% per annum. The principal and interest are due at the conclusion of the 3-year term on October 30, 2028. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. Per the terms of the agreement, if construction of the duplex development on the Property does not begin within one year of the Closing Date of the agreement, that will be considered an Event of Default, as defined by in the Note, which may result in either: (i) the entire principal balance of the Note and all accrued and unpaid interest and costs would immediately become due and payable or (ii) the Company would be required to return ownership of the Property to the LLC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended July 31, 2025, have been omitted. These financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended July 31, 2025, included within the Company’s Annual Report on Form 10-K.

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

FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measures its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

Financial instruments, including cash, prepaid expenses, due from related party, accounts payable and accrued liabilities, dividends payable, are carried out at amortized cost. As of October 30, 2025, and July 31, 2025, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20. A discontinued operation is a component of the Company that has been disposed of or classified as held for sale and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Discontinued operations are reported separately on the net of taxes for all periods presented from continuing operations in the statements of income for all periods presented. Assets and liabilities of discontinued operations are presented separately for all periods presented in the balance sheets. The Company provides additional disclosures in the notes, including major classes of assets and liabilities, results of operations, and cash flows related to discontinued operations, unless otherwise indicated, the information in the notes to the financial statements refers only to the Company’s continuing operations.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Currently our property consist of 4 acres land in Glencoe, the Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. As of October 31,2025, our property consists of land and was not depreciated.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided by the Company as of October 31, 2025, and July 31, 2025, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of October 31, 2025, and July 31, 2025, respectively.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and note payables it will likely incur in the near future. The Company places its cash with financial institutions of high credit worthiness. At times, its cash balance with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any party to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of October 31, 2025, and July 31, 2025, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2025, the Company incurred a net loss of $32,137. As of October 31, 2025, the Company had an accumulated deficit of $4,925,469. To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditure, working capital and other cash requirements for the year ended July 31, 2026. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

The following is a summary of the assets and liabilities of the Company’s discontinued operations at October 31, 2024:

October 31,
2024
Cash	$12,710
Accounts receivable	188
Homes inventory for sales	1,684,279
Total current assets from discontinued operations	1,697,177

Property and equipment, net	1,971,677
Total assets from discontinued operations	$3,668,854

Accounts payable and accrued liabilities	13,044
Loan payable - current portion	25,000
Due to My City Builders, Inc.	2,361,742
Due to related parties	1,298,478
Bank borrowings - current portion, net	431,072
Total current liabilities from discontinued operations	4,129,336

Bank borrowings, net	710,438
Loan payable	25,000
Total liabilities from discontinued operations	$4,864,774

The following is a summary of discontinued operations for the three ended October 31, 2024:

October 31,
2024
Revenues
Rental income	$25,528
Total revenues from discontinued operations	25,528
Operating expenses:
Cost of rental homes	6,593
Depreciation	14,951
General and administrative	7,211
Professional fees	13,520
Total operating expenses from discontinued operations	$42,275

Loss from discontinued operations	(16,747)

Other income and expense:
Interest expense	(19,921)
Total other expenses from discontinued operations	$(19,921)

Loss before income taxes	(36,668)

Income taxes	-
Loss from discontinued operation, net of tax	$(36,668)

The following is a summary of discontinued cash flows for the three months ended October 31, 2024:

October 31,
2024
Cash Flows from Discontinued Operating Activities:
Net loss	$(36,668)
Adjustments to reconcile net loss to net cash used in discontinued operating activities:
Depreciation	14,951
Amortization of debt discount	744
Accounts receivable	2,419
Accounts payable and accrued liabilities	(49,394)
Homes inventory cost for sales	(71,275)
Due to related parties	(20,287)
Net cash used in discontinued operating activities	(159,510)

Cash Flows from Discontinued Investing Activities:
Payments for construction	(153,435)
Net cash used in discontinued investing activities	(153,435)

Cash Flows from Discontinued Financing Activities:
Proceeds from bank borrowing	99,258
Repayment of bank borrowing	(1,798)
Repayment of loans payable - related party	(28,500)
Advances from related parties	239,000
Net cash provided by discontinued financing activities	307,960

Net change in cash	(4,985)
Cash, beginning of period	17,695
Cash, end of period	$12,710

Supplemental cash flow information
Cash paid for interest	$25,290
Cash paid for taxes	$-

NOTE 5 - PROPERTY AND EQUIPMENT

As of October 31, 2025, and July 31, 2025, property and equipment consist of as follows;

	October 31,	July 31,
	2025	2025
Land	$350,000	$-
	$350,000	$-

On October 31,2025, the Company acquired 4 acres of land in Glencoe, Alabama. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. The land is restricted and secured against the promissory note of $350,000 (Note 7).

NOTE 6 – DUE FROM RELATED PARTY

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. RAC Merger is owned by certain shareholders, officers and directors of the Company or its wholly owned subsidiary, RAC Real Estate Acquisition Corp.  During the year ended July 31, 2025, RAC Merger as a majority shareholder of the Company, was paid a part of purchase price in the form of the property it received which equalled the amount $2,339,273. As of October 31, 2025 and July 31, 2025, RAC Merger owed the Company $35,623, which is payable as a dividend to the remaining minority shareholders of the Company.

During the three months ended October 31,2025, the Company’s related parties advanced to the Company an amount of $22,890 by paying for operating expenses on behalf of the Company. The advances are unsecured, non-interest-bearing and due on demand and have not been formalized by a promissory note.

As of October 31,2025, and July 31,2025, the related party owed an amount of $12,733 and $35,623 to the Company, respectively.

NOTE 7 – PROMISSORY NOTE-RELATED PARTY

On October 31, 2025, the Company entered into an Asset Purchase Agreement with, RAC Gadsden, LLC (the “LLC”). The LLC is wholly owned by RAC Real Estate Acquisition, Corp. (“RAC”), which is wholly owned by RAC Merger LLC, which owns 98.5% of the current issued and outstanding shares of the Company.

As a result of the agreement, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a secured promissory note with the LLC in the amount of $350,000. The promissory note has a 3-year term and carries an interest rate of 9.5% per annum. The principal and interest are due at the conclusion of the 3-year term on October 30, 2028.

As security for all of the obligation, the Company granted to noteholder a continuing security interest in and lien on the collateral of the land acquired ( Note 5).

As of October 31,2025, the Company had principal due of $350,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

On October 31, 2025, the Company entered into an Asset Purchase Agreement with, RAC Gadsden, LLC (the “LLC”). The LLC is wholly owned by RAC Real Estate Acquisition, Corp. (“RAC”), which is wholly owned by RAC Merger LLC, which owns 98.5% of the current issued and outstanding shares of the Company. As a result of the agreement, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a secured promissory note with the LLC in the amount of $350,000. The promissory note has a 3-year term and carries an interest rate of 9.5% per annum. The principal and interest are due at the conclusion of the 3-year term on October 30, 2028.

During the three months ended October 31,2025, the Company’s related parties advanced to the Company an amount of $22,890 by paying for operating expenses on behalf of the Company. The advances are unsecured, non-interest-bearing and due on demand and have not been formalized by a promissory note.

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

As of October 31, 2025, and July 31, 2025, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

 As of October 31, 2025, and 2024, the Company had no options and warrants outstanding.

As of October 31, 2025, and July 31, 2025, the Company had 16,276,686 shares of common stock issued and outstanding, respectively.

Dividend

During the year ended July 31, 2025, the Company approved dividend of $2,374,896 and settled dividend of $2,339,273 with stockholders. As of October 31, 2025, and July 31, 2025, the unpaid dividend was $35,623, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows

On November 22, 2025, the Board of Directors authorized a private offering of the Company’s common stock pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. The offering closed on December 1, 2025, resulting in the sale of an aggregate 1,650,000 shares of common stock to two accredited investors for gross proceeds of $82,500.”

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

In July 2022, the Company acquired RAC Real Estate Acquisition Corp, a Wyoming Corporation ("RAC"). RAC became a wholly owned subsidiary of the Company. The Company, through RAC, plans to focus on real estate transactions, in which the Company will buy and develop real estate for sale or rent of low-income housing.

On July 1, 2022, the Company entered into an Agreement and Plan of Reorganization dated June 30, 2022 with RAC and the shareholders of RAC, namely Frank Gillen, Francis Pittilloni, and Yolanda Goodell (the “Shareholders”), whereby the Company issued to the Shareholders a combined 100,000 shares of Series A Preferred Stock, par value of $0.001 per share in consideration for a combined 1,000 shares of RAC common stock, par value $0.001, held by the Shareholders, which represents 100% of the issued and outstanding capital stock of RAC. As a result, RAC becomes a wholly owned subsidiary of the Company. Shareholders of RAC paid a combined capital contribution of $500,000 in cash as consideration for their combined 1,000 shares of RAC common stock.

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

Sales of Subsidiaries

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprised 1.5% of the Company’s issued and outstanding shares receive a cash distribution in the total amount of $35,623.44, which equals 1.5% of the total purchase amount. During the year ended July 31, 2025, pursuant to the share purchase agreement dated July 8, 2025, the Company recognized discontinued operations regarding disposal of two entities of RAC Real Estate Acquisition Corp. and RAC Gadsden LLC. As result of discontinued operations, the Company recognized loss from discontinued operations of $162,513 and loss on disposal of two entities of $230,730.

Asset Acquisition

On October 31, 2025, the Company entered into an Asset Purchase Agreement with, RAC Gadsden, LLC (the “LLC”). The LLC is wholly owned by RAC Real Estate Acquisition, Corp. (“RAC”), which is wholly owned by RAC Merger LLC, which owns 98.5% of the current issued and outstanding shares of the Company.  As a result of the Agreement, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a secured promissory note with the LLC in the amount of $350,000. The promissory note has a 3-year term and carries an interest rate of 9.5% per annum. The principal and interest are due at the conclusion of the 3-year term on October 30, 2028. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. Per the terms of the agreement, if construction of the duplex development on the Property does not begin within one year of the date of the agreement, that will be considered an Event of Default, as defined by in the Note, which may result in either: (i) the entire principal balance of the Note and all accrued and unpaid interest and costs would immediately become due and payable or (ii) the Company would be required to return ownership of the Property to the LLC.

Overview of Continuing Operations

During the three months ended October 31, 2025, the Company continued to pursue its operating strategy of acquiring, developing, and preparing real estate for future construction of multifamily housing. As disclosed above (Asset Acquisition), the Company acquired four acres of land in Glencoe, Alabama, valued at $350,000, for the purpose of developing up to 25 multifamily housing units across multiple phases, beginning with an 8-unit duplex development in Phase I. This property represents the Company’s primary operating asset and is integral to its long-term revenue strategy.

The Company is actively engaged in development planning, including preliminary site design, project phasing, contractor coordination, and budgeting activity necessary to commence construction within the time frames required under the secured promissory note issued for the acquisition. Management expects construction efforts for Phase I to begin prior to October 31, 2026, consistent with the development schedule tied to the land acquisition.

Active Business Plan and Development Activities

The Company’s business plan is focused on identifying, acquiring, and developing real property with potential for rental income or sale of units after completion. Management’s operational activities during the quarter included:

•	Completing the acquisition of the Glencoe property as the foundation for the Company’s multifamily development pipeline;
•	Submitted the plan and loan documents to local banks to secure a construction loan for the project;
•	Filed the 4 acres for rezoning with the city to reclassify the land from commercial to residential property;
•	Initiating development planning for Phase I, including engagement with architects, engineers, and construction partners;
•	Beginning preliminary due diligence and feasibility work regarding additional phases of development; and
•	Continuing corporate administration, accounting, regulatory compliance, and related operating functions necessary to support ongoing development activity.

These operating activities generated $32,137 of operating expenses during the three months ended October 31,2025, a level of activity that reflects the Company’s current stage of development operations rather than dormant or nominal activity.

The Company is engaged in the development of its Glencoe real estate project and, in that connection, holds real property, is undertaking pre-construction planning and financing activities, and expects to commence development activities subject to securing construction financing. These activities, together with the Company’s ownership of non-cash operating assets, reflect that the Company has substantive business operations. As such, management of the Company does not believe it falls within the definition of a “shell company” under Rule 405 of the Securities Act.

Liquidity and Capital Resources

The Company continues to have limited cash resources and a working capital deficit, and it does not currently generate revenues from operations. Management estimates that the Company will require approximately $125,000 over the next twelve months for legal, accounting, audit, and general corporate expenses.

The Company’s ability to initiate development of the Glencoe project is dependent upon securing construction financing and raising additional equity capital. Based on management’s current development plan, the Company expects that it will need to raise approximately $1,250,000 in equity over the next twelve months in order to qualify for and support a construction loan for the initial phases of development.

The Company does not have any commitments for financing, and if it is unable to obtain a construction loan or raise additional equity, management does not believe that development of the project can begin. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Related Party Transactions

The Company’s financial condition and liquidity are significantly affected by transactions with related parties. The acquisition of the Glencoe property in 2024 was financed through a $350,000 promissory note issued to an affiliate of the Company’s majority shareholder. The note requires that construction on the project commence within one year of issuance; failure to do so could result in the noteholder accelerating the outstanding balance. The Company does not currently have resources to repay the note if it were accelerated, which represents a material liquidity uncertainty.

In addition, the Company relies on related-party advances to fund operating expenses. These advances are not subject to written agreements, do not have specified repayment terms, and may be withdrawn at any time, which further contributes to liquidity risk. The Company has also recorded a related-party dividend payable arising from the prior sale of its subsidiary, which remains outstanding and represents an additional claim on future cash flows.

Management expects that related parties may continue to provide operational support; however, there is no assurance that such support will continue, and the Company’s dependence on related-party funding presents risks to its financial condition and operating strategy.

Going Forward

The Company intends to advance its multifamily development activities during the year ended July 31, 2026, including securing necessary permits, finalizing construction budgets, engaging additional contractors, and preparing the property for site work and vertical construction. These activities are expected to increase the Company’s operating expenditure in future periods as it continues to transition from pre-development to active construction.

Management believes that successful execution of the development plan will result in the Company generating future revenue either through rental income or through sales of completed units, depending on market conditions and financing availability.

Results of Operations

During the prior fiscal year, the Company completed the sale of its former operating subsidiary, which had historically generated substantially all revenues and held the majority of the Company’s operating assets. As a result, the Company has no revenues from continuing operations for the three months ended October 31, 2025, and its operating results differ materially from prior-period presentations.

The disposal of the subsidiary also affects comparability of results between periods, as the Company no longer operates in the line of business formerly conducted by the subsidiary. The Company’s future operating performance will depend on its ability to obtain financing and initiate development of the Glencoe project. Until such time, operating expenses will consist primarily of professional fees and general corporate costs, and the Company does not expect to generate revenues from continuing operations.

The Company’s liquidity and capital resources are likewise affected by the discontinued operations, as the Company ceased owning revenue-producing assets and must rely on new financing sources for future operations.

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the period ended October 31, 2025, which are included herein.

Our operating results for the three months ended October 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended October 31, 2025, compared to the Three Months ended October 31,2024

	Three Months Ended
	October 31,
	2025	2024	Change
Revenue	$-	$-	$-
Operating expenses	32,137	37,817	(5,680)
Loss from continuing operations	32,137	37,817	(5,680)

Loss from discontinued operations	-	36,668	(36,668)
Loss from discontinued operations, net of tax	-	36,668	(36,668)

Net loss	$32,137	$74,485	$(42,348)

Continued Operations

During the three months ended October 31, 2025, and 2024, we did not generate revenue from continuing operations activities.

We had a net loss from continuing operations of $32,137 for the three months ended October 31, 2025, and $37,817 for the three months ended October 31, 2024. The decrease in net loss of $5,680 was due to a decrease in operating expenses of $5,680.

Continuing operating expenses for the three months ended October 31, 2025, and 2024 were $32,137 and $37,817, respectively. For the three months ended October 31, 2025, and 2024, the operating expenses were primarily attributed to professional fees of $30,547 and $37,727 and general and administrative expenses of $1,590 and $90, respectively.

Discontinued Operations

	Three Months Ended
	October 31,
	2025	2024	Change
Revenue	$-	$25,528	$25,528
Operating expenses	-	42,275	(42,275)
Other expenses	-	19,921	(19,921)
Net loss from discontinued operations	-	36,668	(36,668)

For the three months ended October 31, 2024, we generated discontinued revenue from rent income of $ 25,528.

We had a net loss from discontinued operations of $36,668 for the three months ended October 31, 2024. Discontinued operating expenses for the three months ended October 31, 2024, were $42,275. For the three months ended October 31, 2024, the discontinued operating expenses were primarily attributed to professional fees of $13,520 and general and administrative expenses of $7,211.

Discontinued other expenses for the three months ended October 31, 2024, represent interest expenses of $19,921 for banks borrowing and third-party loan,

Balance Sheet Data

	October 31,	July 31,
	2025	2025	Change
Cash	$2,099	$2,189	$(90)
Working capital (deficiency)	$(27,668)	$4,469	$(32,137)
Total current assets	$25,832	$42,812	$(16,980)
Total current liabilities	$53,500	$38,343	$15,157
Stockholders’ Equity (Deficit)	$(27,668)	$4,469	$(32,137)

As of October 31, 2025, our current assets were $25,832 and our current liabilities were $53,500 which resulted in working capital deficiency of $27,668. As of October 31, 2025, current assets were comprised of $2,099 in cash, $11,000 in prepaid expenses, $12,733 in due from related party, compared to $2,189 in cash, $5,000 in prepaid expenses and $35,623 in due from related party as of July 31, 2025.

As of October 31, 2025, current liabilities were comprised of $17,877 in accounts payable, $35,623 in dividends payable, compared to $2,720 in accounts payable, $35,623 in dividends payable, as of July 31, 2025.

Cash Flow Data

Consolidated Cash Flow

	Three Months Ended
	October 31,
	2025	2024	Change
Cash used in operating activities	$(90)	$(159,601)	$159,511
Cash used in investing activities	$-	$(153,435)	$153,435
Cash provided by financing activities	$-	$307,960	$(307,960)
Net change in cash during period	$(90)	$(5,076)	$4,986

 Cash Flow from Continuing Operations

	Three Months Ended
	October 31,
	2025	2024	Change
Cash used in operating activities	$(90)	$(91)	1
Net change in cash during period	$(90)	$(91)	1

Cash Flow from Discontinued Operations

	Three Months Ended
	October 31,
	2025	2024	Change
Cash used in operating activities	$-	$(159,510)	159,510
Cash used in investing activities	$-	$(153,435)	153,435
Cash provided by financing activities	$-	$307,960	(307,960)
Net change in cash during period	$-	$(4,985)	4,985

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2025, net cash flows used in operating activities was $90, consisting of a net loss of $32,137, increased by prepaid expenses of $6,000 and reduced by accounts payable of $15,157 and due to related part of $22,890.

For the three months ended October 31, 2024, net cash flows used in operating activities was $159,601, consisting of a net loss of $74,485, reduced by depreciation expenses of $14,951, amortization of debt discount of $744, accounts receivable of $ 2,419 and increased by accounts payable and accrued liabilities of $31,956 and homes inventory cost for sales of $71,274.

Cash Flows from Investing Activities

During the three months ended October 31, 2025, and 2024, the Company used $0 and $153,435 for payments of construction expenses, respectively.

Cash Flows from Financing Activities

During the three months ended October 31,2025, the Company did not used in or provided by financing activities.

During the three months ended October 31, 2024, the Company received advance from a related party of $239,000, bank borrowings of $99,258 and repaid loans payable -related party of $28,500 and bank borrowings of $1,798.

Trends and Uncertainties

The Company faces several known trends and uncertainties that may materially affect its financial condition and operating performance. These include:

•	the Company’s dependence on external and related-party financing to fund operations and development activities;
•	the risk of default under the related-party promissory note if construction does not begin within the required timeframe;
•	the absence of current revenues and the uncertainty of generating future revenues until development activities commence;
•	uncertainties in construction timelines and costs, including the availability of contractors and materials;
•	reliance on a single development project, which exposes the Company to project-specific risks;
•	potential market, interest rate, and permitting risks affecting the feasibility and timing of construction; and
•	the impact of the Company’s working capital deficit, which raises substantial doubt about its ability to continue as a going concern.

These factors may continue to affect liquidity and operating performance unless and until the Company secures sufficient financing and begins revenue-generating activities.

Going Concern

Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended October 31, 2025, we incurred net loss of $32,137 and net cash used in operating activities of $90. As of October 31, 2025, we had an accumulated deficit of $4,925,469 and working capital deficiency of $27,668. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The ability of the Company is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2025, the end of the period covered by this quarterly report on Form 10-Q. The Disclosure Controls evaluation was done under supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of October 31, 2025, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate, to allow timely decisions regarding disclosure.

Management has identified several material weaknesses in the Company’s internal control over financial reporting, including (i) a lack of segregation of duties due to the limited number of personnel, (ii) insufficient accounting resources with appropriate technical expertise, and (iii) reliance on external consultants for certain accounting and reporting functions. These material weaknesses could result in a misstatement of the Company’s financial statements that may not be prevented or detected on a timely basis.

Management is evaluating potential remediation measures, including increasing the involvement of qualified outside accounting professionals, implementing enhanced review procedures, and developing additional internal controls appropriate for the size and stage of the Company. Due to resource constraints, management cannot currently estimate the timeframe for full remediation.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2025, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. Currently we have two principal executive officers, that serve as chief executive officer and chief financial officer, and directors of the company. Both executive officers do not have an accounting background which makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended October 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(10)	Material Agreements
10.1

Asset purchase agreement between My City Builders, Inc. and RAC Gadsden, LLC effective date October 31, 2025 (Incorporated by reference to to Exhibit 99.1 in our Current Report on Form 8-K filed on October 31, 2025.)

10.2

Secured Promissory Note by and between My City Builders, Inc., and RAC Gadsden, LLC dated October 31, 2025. (Incorporated by reference to Exhibit 99.2 in our Current Report on Form 8-K filed on October 31, 2025.)

10.3

Security Agreement by and between My City Builders, Inc., and RAC Gadsden, LLC dated effective October 31, 2025. (Incorporated by reference to Exhibit 99.3 in our Current Report on Form 8-K filed on October 31, 2025.)

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

MY CITY BUILDERS, INC.

Dated: December 15, 2025	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

Dated: December 15 , 2025	/s/ Francis Pittilloni
Francis Pittilloni
Interim Chief Financial Officer
(Principal Financial Officer)

