Form 10-Q
period 2026-01-31
My City Builders, Inc.
filed 2026-03-13
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55233

My City Builders, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-3816969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Biscayne Boulevard., Suite 1611, Miami Florida 33132

(Address of principal executive offices)

786-553-4006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:  Common Stock, $0.001 par value

Trading Symbol:  MYCB

Name of exchange on which registered: None (OTC Markets)

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

As of March 12, 2026, there were 17,926,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

2

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “may,” “will,” “should,” “could,” “continue,” “potential,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as used in this report. Additionally, statements concerning future matters are forward-looking statements.

Forward-looking statements in this report include, among other things, statements regarding the Company’s plans to develop the Glencoe, Alabama property, its ability to obtain construction financing, its expectations regarding future capital raising activities, and its ability to generate revenues from future development activities.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from those discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, the risks and uncertainties discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

We file reports and other information with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC.

Except as required by applicable law, we undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “My City Builders,” “we,” “us,” and “our” refer to My City Builders, Inc.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Financial Statements

January 31, 2026

My City Builders, Inc.

Condensed Balance Sheets

(Unaudited)

	January 31,	July 31,
	2026	2025
ASSETS
Current Assets
Cash	$14,823	$2,189
Prepaid expenses	-	5,000
Due from related party	34,463	35,623
Total Current Assets	49,286	42,812

Land	350,000	-
TOTAL ASSETS	$399,286	$42,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$17,907	$2,720
Due to related parties	12,890	-
Dividends payable	25,764	35,623
Total Current Liabilities	56,561	38,343

Promissory note-related party	350,000	-
TOTAL LIABILITIES	406,561	38,343

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value 100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value 17,926,686 shares and 16,276,686 shares issued and outstanding at January 31,2026 and July 31, 2025, respectively	17,927	16,277
Additional paid in capital	4,962,274	4,881,424
Accumulated deficit	(4,987,576)	(4,893,332)
Total Stockholders' Equity (Deficit)	(7,275)	4,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$399,286	$42,812

The accompanying notes are an integral part of these unaudited condensed financial statements

My City Builders, Inc.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	1,461	588	3,051	678
Professional fees	52,149	38,854	82,696	76,581
Total operating expenses	53,610	39,442	85,747	77,259

Loss from continuing operations	(53,610)	(39,442)	(85,747)	(77,259)

Other income and expense
Interest expense - related party	(8,497)	-	(8,497)	-
Total other expense	(8,497)	-	(8,497)	-

Loss from continuing operations before income taxes	(62,107)	(39,442)	(94,244)	(77,259)
Income taxes	-	(1,128)	-	(1,128)
Net Loss from continuing operations	$(62,107)	$(40,570)	$(94,244)	$(78,387)

Discontinued operations:
Loss from discontinued operations	-	(37,729)	-	(74,397)
Loss from discontinued operations, net of tax	-	(37,729)	$-	$(74,397)

Net Loss	(62,107)	(78,299)	$(94,244)	$(152,784)

Basic and diluted loss per share of common stock -discontinuing operations	$-	$(0.00)	$-	$(0.01)
Basic and diluted loss per share of common stock -continuing operations	(0.00)	(0.00)	$(0.01)	$(0.01)
Basic and diluted loss per share of common stock	(0.00)	(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	17,388,643	12,452,990	16,832,664	12,219,838

The accompanying notes are an integral part of these unaudited condensed financial statements

My City Builders, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three and Six Months ended January 31, 2026

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - July 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(4,893,332)	$4,469

Net loss	-	-	-	-	-	(32,137)	(32,137)
Balance - October 31, 2025	100,000	$100	16,276,686	16,277	4,881,424	(4,925,469)	(27,668)

Issuance common stock for cash	-	-	1,650,000	1,650	80,850	-	82,500
Net loss	-	-	-	-	-	(62,107)	(62,107)
Balance - January 31, 2026	100,000	$100	17,926,686	$17,927	$4,962,274	$(4,987,576)	$(7,275)

For the Three and Six Months ended January 31,2025

	Series A				Additional		Total	Non-
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

Net loss	-	-	-	-	-	(74,440)	(74,440)	(45)	(74,485)
Balance - October 31, 2024	100,000	100	11,986,686	11,987	3,169,714	(2,094,394)	1,087,407	(212)	1,087,195

Common stock issued for settlement of debt-related party	-	-	4,290,000	4,290	1,711,710	-	1,716,000	-	1,716,000
Net loss	-	-	-	-	-	(78,222)	(78,222)	(77)	(78,299)
Balance - January 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(2,172,616)	$2,725,185	$(289)	$2,724,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

My City Builders, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	January 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,244)	$(152,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	32,366
Amortization of debt discount	-	1,489
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(22,719)
Accounts receivable	-	1,483
Accounts payable and accrued liabilities	15,187	(12,821)
Homes inventory cost for sales	-	(262,362)
Due to related parties	34,290	-
Net cash used in operating activities	(39,767)	(415,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for construction	-	(254,015)
Purchases of property and equipment	-	(13,000)
Net cash used in investing activities	-	(267,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	-	102,534
Repayment of bank borrowing	-	(4,567)
Proceeds from common stock issuance	82,500	-
Repayment dividends payable	(9,859)	-
Repayment of loans payable - related party	-	(28,500)
Advances from related parties	10,000	835,000
Repayments to related parties	(30,240)	(225,000)
Net cash provided by financing activities	52,401	679,467

Net change in cash	12,634	(2,896)
Cash, beginning of period	2,189	20,245
Cash, end of period	$14,823	$17,349

Supplemental cash flow information
Cash paid for interest	$-	$52,553
Cash paid for taxes	$-	$1,128

Supplemental non-cash investing and financing activity:
Acquisition of land in exchange for related-party promissory note	$350,000	$-
Common stock issued for settlement of debt	$-	$1,716,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

My City Builders, Inc.

Notes to Unaudited Condensed Financial Statements

January 31, 2026

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

Asset Acquisition

On October 31, 2025, the Company entered into an Asset Purchase Agreement with, RAC Gadsden, LLC (the “LLC”). The LLC is wholly owned by RAC Real Estate Acquisition, Corp. (“RAC”), which is wholly owned by RAC Merger LLC, which owns 98.5% of the current issued and outstanding shares of the Company.  As a result of the Agreement, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a secured promissory note with the LLC in the amount of $350,000. The promissory note has a 3-year term and carries an interest rate of 9.5% per annum. The principal and interest are due at the conclusion of the 3-year term on October 30, 2028. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. Per the terms of the agreement, if construction of the duplex development on the Property does not begin within one year of the Closing Date of the agreement, that will be considered an Event of Default, as defined by in the Note, which may result in either: (i) the entire principal balance of the Note and all accrued and unpaid interest and costs would immediately become due and payable or (ii) the Company would be required to return ownership of the Property to the LLC. On December 16,2025, the City of Glencoe approved the rezoning of land.

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

Financial instruments, including cash, prepaid expenses, due from related party, accounts payable and accrued liabilities, dividends payable, are carried out at amortized cost. As of January  31, 2026, and July 31, 2025, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. The Company’s property consists of approximately four acres of land in Glencoe, the Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. As of January 31,2026, our property consists of land and was not depreciated.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided by the Company as of January 31, 2026, and July 31, 2025, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of January 31, 2026, and July 31, 2025, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of January 31, 2026, and July 31, 2025, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended January 31, 2026, the Company incurred a net loss of $94,244. As of January 31, 2026, the Company had an accumulated deficit of $4,987,576. To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditure, working capital and other cash requirements for the year ended July 31, 2026. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 – DISCONTINUED OPERATIONS

The disposition of RAC Real Estate Acquisition Corp. represented a strategic shift in the Company’s operations. Following the sale, the Company no longer operates rental real estate properties and instead intends to focus on the development of multifamily housing projects. Accordingly, the results of operations and cash flows of RAC have been presented as discontinued operations in the accompanying financial statements in accordance with ASC 205-20.

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

The following is a summary of the assets and liabilities of the Company’s discontinued operations at January 31, 2025:

January 31,
2025
Cash	$14,979
Prepaid expenses	6,218
Accounts receivable	1,124
Homes inventory for sales	1,875,367
Total current assets from discontinued operations	1,897,688

Property and equipment, net	2,067,841
Total assets from discontinued operations	$3,965,529

Accounts payable and accrued liabilities	50,212
Loan payable - current portion	25,000
Due to My City Builders, Inc.	3,956,204
Bank borrowings - current portion, net	432,204
Total current liabilities from discontinued operations	4,463,620

Bank borrowings, net	710,558
Loan payable	25,000
Total liabilities from discontinued operations	$5,199,178

The following is a summary of discontinued operations for the three and six months ended January 31, 2025:

	Three Months Ended	Six Months Ended
	January 31,	January 31,
	2025	2025
Revenues
Rental income	$29,743	$55,271
Total revenues from discontinued operations	29,743	55,271
Operating expenses:
Cost of rental homes	6,256	12,849
Depreciation	17,415	32,366
General and administrative	14,027	21,238
Professional fees	-	13,520
Total operating expenses from discontinued operations	$37,698	$79,973

Loss from discontinued operations	(7,955)	(24,702)

Other income and expense:
Interest expense	(29,774)	(49,695)
Total other expenses from discontinued operations	$(29,774)	$(49,695)

Loss before income taxes	(37,729)	(74,397)

Income taxes	-	-
Loss from discontinued operation, net of tax	$(37,729)	$(74,397)

The following is a summary of discontinued cash flows for the six months ended January 31, 2025:

Six Months Ended
January 31,
2025
Cash Flows from Discontinued Operating Activities:
Net (loss) income	$(74,397)
Adjustments to reconcile net loss to net cash used in discontinued operating activities:
Depreciation	32,366
Amortization of debt discount	1,489
Prepaid expenses	(6,218)
Accounts receivable	1,483
Accounts payable and accrued liabilities	(12,226)
Homes inventory cost for sales	(262,362)
Due to related parties	(141,825)
Net cash used in discontinued operating activities	(461,690)

Cash Flows from Discontinued Investing Activities:
Payments for construction	(254,015)
Purchases of property and equipment	(13,000)
Net cash used in discontinued investing activities	(267,015)

Cash Flows from Discontinued Financing Activities:
Proceeds from bank borrowing	102,534
Repayment of bank borrowing	(4,567)
Repayment of loans payable - related party	(28,500)
Advances from related parties	835,000
Repayments to related parties	(178,478)
Net cash provided by discontinued financing activities	725,989

Net change in cash	(2,716)
Cash, beginning of period	17,695
Cash, end of period	$14,979

Supplemental cash flow information
Cash paid for interest	$52,553
Cash paid for taxes	$-

Supplemental disclosure of non-cash financing activity
Common stock issued for settlement of debt-related party	$1,716,000

NOTE 5 - LAND

As of January 31, 2026, and July 31, 2025, property and equipment consist of as follows;

	January 31,	July 31,
	2026	2025
Land	$350,000	$-
	$350,000	$-

On October 31,2025, the Company acquired 4 acres of land in Glencoe, Alabama. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. The land is restricted and secured against the promissory note of $350,000 (Note 7). On December 16,2025 the City of Glencoe approved the rezoning of land.

NOTE 6 – DUE FROM RELATED PARTY

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. RAC Merger is owned by certain shareholders, officers and directors of the Company or its wholly owned subsidiary, RAC Real Estate Acquisition Corp.  During the year ended July 31, 2025, RAC Merger as a majority shareholder of the Company, was paid a part of purchase price in the form of the property it received which equalled the amount $2,339,273. During the six months ended January 31,2026, RAC Merger advanced to the Company an amount of $1,160 by paying for operating expenses on behalf of the Company. As of January 31, 2026, and July 31, 2025, RAC Merger owed to the Company$34,463 and $35,623, which is payable as a dividend to the remaining minority shareholders of the Company, respectively.

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

As of January 31,2026, the Company had principal due of $350,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

RAC Merger LLC is the Company’s majority shareholder and owns approximately 98.5% of the Company’s outstanding common stock. RAC Merger LLC also owns 100% of RAC Real Estate Acquisition Corp., which previously operated as a subsidiary of the Company prior to its sale on July 8, 2025. Accordingly, transactions between the Company, RAC Merger LLC, and RAC Gadsden, LLC are considered related-party transactions.

During the six months ended January 31, 2025, the Company’s related parties advanced $835,000. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the six months ended January 31,2025, the Company settled unpaid due to related party. During the six months ended January 31, 2025, the Company recognized and paid interest expenses of $0.

During the six months ended January 31, 2025, the Company’s Board of Directors approved the settlement of $1,716,000 due to one related party (including $835,000 advanced described above) in exchange for an issuance of 4,290,000 shares of common stock.

During the six months ended January 31, 2026 and 2025, the Company’s related parties advanced to the Company an amount of $33,130 and $0 by paying for operating expenses on behalf of the Company, respectively. The advances are unsecured, non-interest-bearing and due on demand and have not been formalized by a promissory note.

During the six months ended January 31, 2026, and 2025, the Company’s related parties advanced $10,000 and $0 to the Company, and the Company repaid $30,240 and $225,000, respectively. The advances are unsecured, due on demand and non-interest bearing.

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

As of January 31, 2026, and July 31, 2025, the Company had due to related parties of $12,890 and $0, respectively.

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

As of January 31, 2026, and July 31, 2025, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

 As of January 31, 2026, and 2024, the Company had no options and warrants outstanding.

During the six months ended January 31, 2025, the Company issued 4,290,000 shares for the settlement due to a related party of $1,716,000.

On November 22, 2025, the Board of Directors authorized a private offering of the Company’s common stock pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. The offering closed on December 1, 2025, resulting in issuance of 1,650,000 shares of common stock to two accredited investors for gross proceeds of $82,500 in cash.

As of January 31, 2026, and July 31, 2025, the Company had 17,926,686 shares and 16,276,686 shares of common stock issued and outstanding, respectively.

Dividend

On July 8, 2025, the Company declared a dividend totaling $2,374,896 to its shareholders. The dividend was satisfied primarily through the transfer of 100% of the shares of RAC Real Estate Acquisition Corp. to RAC Merger LLC, which owned approximately 98.5% of the Company’s outstanding shares at the time. The remaining minority shareholders received cash totaling $35,623. As of January 31, 2026, the remaining unpaid dividend obligation totaled $25,764.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include statements regarding the Company’s plans to develop its Glencoe, Alabama property, its ability to obtain financing, and its expectations regarding future development activities and revenues.

Overview

My City Builders, Inc. (the “Company”) is a Nevada corporation originally incorporated on October 26, 2010, under the name Oconn Industries Corp. The Company subsequently changed its name to Diamante Minerals, Inc. on March 11, 2014, to iMine Corporation on March 20, 2018, and to My City Builders, Inc. on January 31, 2023.

In July 2022, the Company acquired RAC Real Estate Acquisition Corp. (“RAC”), a Wyoming corporation. RAC became a wholly owned subsidiary of the Company and was intended to serve as the Company’s operating entity for real estate development activities.

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

As a result of the sale of RAC Real Estate Acquisition Corp., the Company no longer owns the operating assets previously held by that subsidiary and currently does not generate revenues from operations. Management is pursuing a new business strategy focused on the development of multifamily housing on the Glencoe, Alabama property described below.

Asset Acquisition

On October 31, 2025, the Company entered into an Asset Purchase Agreement with, RAC Gadsden, LLC (the “LLC”). The LLC is wholly owned by RAC Real Estate Acquisition, Corp. (“RAC”), which is wholly owned by RAC Merger LLC, which owns 98.5% of the current issued and outstanding shares of the Company.  As a result of the Agreement, the Company acquired 4 acres of land in Glencoe, Alabama in exchange for a secured promissory note with the LLC in the amount of $350,000. The promissory note has a 3-year term and carries an interest rate of 9.5% per annum. The principal and interest are due at the conclusion of the 3-year term on October 30, 2028. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. Per the terms of the agreement, if construction of the duplex development on the Property does not begin within one year of the date of the agreement, that will be considered an Event of Default, as defined in the Note, which may result in either: (i) the entire principal balance of the Note and all accrued and unpaid interest and costs would immediately become due and payable or (ii) the Company would be required to return ownership of the Property to the LLC. On December 16, 2025, the City of Glencoe approved the rezoning of land.

Overview of Continuing Operations

During the six months ended January 31, 2026, the Company continued to pursue its operating strategy of acquiring, developing, and preparing real estate for future construction of multifamily housing. As disclosed above (Asset Acquisition), the Company acquired four acres of land in Glencoe, Alabama, valued at $350,000, for the purpose of developing up to 25 multifamily housing units across multiple phases, beginning with an 8-unit duplex development in Phase I. This property represents the Company’s primary operating asset and is integral to its long-term revenue strategy.

The Company is actively engaged in development planning, including preliminary site design, project phasing, contractor coordination, and budgeting activity necessary to commence construction within the time frames required under the secured promissory note issued for the acquisition. Management expects construction efforts for Phase I to begin prior to July 31, 2026, consistent with the development schedule tied to the land acquisition. On December 16,2025, the City of Glencoe approved the rezoning of land.

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

These operating activities generated $94,244 of operating expenses during the six months ended January 31,2026, a level of activity that reflects the Company’s current stage of development operations rather than dormant or nominal activity.

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

Liquidity and Capital Resources

The Company continues to have limited cash resources and a working capital deficit, and it does not currently generate revenues from operations. Management estimates that the Company will require approximately $125,000 over the next twelve months for legal, accounting, audit, and general corporate expenses. As of January 31, 2026, the Company had a working capital deficit of approximately $7,275. The Company’s ability to meet its obligations as they become due is dependent upon raising additional capital or obtaining financing.

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

5

92,

The Company’s financial condition and liquidity are significantly affected by transactions with related parties. The acquisition of the Glencoe property in 2025 was financed through a $350,000 promissory note issued to an affiliate of the Company’s majority shareholder. The note requires that construction on the project commence within one year of issuance; failure to do so could result in the noteholder accelerating the outstanding balance. The Company does not currently have resources to repay the note if it were accelerated, which represents a material liquidity uncertainty.

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

Results of Operations

 During the prior fiscal year, the Company completed the sale of its former operating subsidiary, which had historically generated substantially all revenues and held the majority of the Company’s operating assets. As a result, the Company has no revenues from continuing operations for the six months ended January 31, 2026, and its operating results differ materially from prior-period presentations.

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

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the period ended January 31, 2026, which are included herein.

Our operating results for the six months ended January 31, 2026, and 2025, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended January 31, 2026, compared to the Three Months ended January 31,2025

	Three Months Ended
	January 31,
	2026	2025	Change
Revenue	$-	$-	$-
Operating expenses	53,610	39,442	14,168
Other expenses	8,497	-	8,497
Income tax	-	1,128	(1,128)
Loss from continuing operations	62,107	40,570	21,537

Loss from discontinued operations	-	37,729	(37,729)
Loss from discontinued operations, net of tax	-	37,729	(37,729)

Net loss	$62,107	$78,299	$(16,192)

Continued Operations

During the three months ended January 31, 2026, and 2025, we did not generate revenue from continuing operations activities.

We had a net loss from continuing operations of $62,107 for the three months ended January 31, 2026, and $40,570 for the three months ended January 31, 2025. The increase in net loss of $21,537 was due to an increase in operating expenses of $14,168, other expenses of $8,497 offset by a decrease in income tax of $1,128.

Continuing operating expenses for the three months ended January 31, 2026, and 2025 were $53,610 and $39,442, respectively. For the three months ended January 31, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $52,149 and $38,854 and general and administrative expenses of $1,461 and $588, respectively.

Continuing other expenses for the three months ended January 31, 2026, and 2025 were $8,497 and $0, respectively. The other expenses were primarily attributed to interest related to related party promissory note payable of $350,000 with three years term and carries an interest rate of 9.5% per annum.

Discontinued Operations

	Three Months Ended
	January 31,
	2026	2025	Change
Revenue	$-	$29,743	$29,743
Operating expenses	-	37,698	(37,698)
Other expenses	-	29,774	(29,774)
Net loss from discontinued operations	-	37,729	(37,729)

For the three months ended January 31, 2025, we generated discontinued revenue from rent income of $ 29,743.

We had a net loss from discontinued operations of $37,729 for the three months ended January 31, 2025. Discontinued operating expenses for the three months ended January 31, 2025, were $37,698. For the three months ended January 31, 2025, the discontinued operating expenses were primarily attributed to cost of rental homes of $6,256, depreciation expenses of $17,415 and general and administrative expenses of $14,027.

Discontinued other expenses for the three months ended January 31, 2025, represent interest expenses of $29,774 for banks borrowing and third-party loan,

Six Months Ended January 31, 2026, compared to the Six Months ended January 31,2025

	Six Months Ended
	January 31,
	2026	2025	Change
Revenue	$-	$-	$-
Operating expenses	85,747	77,259	8,488
Other expenses	8,497	-	8,497
Income tax	-	1,128	(1,128)
Loss from continuing operations	94,244	78,387	15,857

Loss from discontinued operations	-	74,397	(74,397)
Loss from discontinued operations, net of tax	-	74,397	(74,397)

Net loss	$94,244	$152,784	$(58,540)

Continued Operations

During the six months ended January 31, 2026, and 2025, we did not generate revenue from continuing operations activities.

We had a net loss from continuing operations of $94,244 for the six months ended January 31, 2026, and $78,387 for the six months ended January 31, 2025. The increase in net loss of $15,857 was due to an increase in operating expenses of $8,488, other expenses of $8,497 offset by a decrease in income tax of $1,128.

Continuing operating expenses for the six months ended January 31, 2026, and 2025 were $85,747 and $77,259, respectively. For the six months ended January 31, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $82,696 and $76,581 and general and administrative expenses of $3,051 and $678, respectively.

Continuing other expenses for the six months ended January 31, 2026, and 2025 were $8,497 and $0, respectively. The other expenses were primarily attributed to interest related to related party promissory note payable of $350,000 with three years term and carries an interest rate of 9.5% per annum.

Discontinued Operations

	Six Months Ended
	January 31,
	2026	2025	Change
Revenue	$-	$55,271	$55,271
Operating expenses	-	79,973	(79,973)
Other (income) expenses	-	49,695	(49,695)
Net loss from discontinued operations	-	74,397	(74,397)

For the six months ended January 31, 2025, we generated discontinued revenue from rent income of $ 55,271.

We had a net loss from discontinued operations of $74,397 for the six months ended January 31, 2025. Discontinued operating expenses for the six months ended January 31, 2025, were $79,973. For the six months ended January 31, 2025, the discontinued operating expenses were primarily attributed to cost of rental homes of $12,849, depreciation expenses of $32,366, professional fees of $13,520 and general and administrative expenses of $21,238.

Discontinued other expenses for the six months ended January 31, 2025, represent interest expenses of $49,695 for banks borrowing and third-party loan,

Balance Sheet Data

	January 31,	July 31,
	2026	2025	Change
Cash	$14,823	$2,189	$12,634
Working capital (deficiency)	$(7,275)	$4,469	$(11,744)
Total current assets	$49,286	$42,812	$6,474
Total current liabilities	$56,561	$38,343	$18,218
Stockholders’ Equity (Deficit)	$(7,275)	$4,469	$(11,744)

As of January 31, 2026, our current assets were $49,286 and our current liabilities were $56,561 which resulted in working capital deficiency of $7,275. As of January 31, 2026, current assets were comprised of $14,823 in cash and  $34,463 in due from related party, compared to $2,189 in cash, $5,000 in prepaid expenses and $35,623 in due from related party as of July 31, 2025.

As of January 31, 2026, current liabilities were comprised of $17,907 in accounts payable and accrued liabilities, $25,764 in dividends payable and $12,890 due to related party, compared to $2,720 in accounts payable, $35,623 in dividends payable, as of July 31, 2025.

Cash Flow Data

Consolidated Cash Flow

	Six Months Ended
	January 31,
	2026	2025	Change
Cash used in operating activities	$(39,767)	$(415,348)	$375,581
Cash used in investing activities	$-	$(267,015)	$267,015
Cash provided by financing activities	$52,401	$679,467	$(627,066)
Net change in cash during period	$12,634	$(2,896)	$15,530

 Cash Flow from Continuing Operations

	Six Months Ended
	January 31,
	2026	2025	Change
Cash used in operating activities	$(39,767)	$46,342	(86,109)
Cash provided by (used in) financing activities	$52,401	$(46,522)	98,923
Net change in cash during period	$12,634	$(180)	12,814

Cash Flow from Discontinued Operations

	Six Months Ended
	January 31,
	2026	2025	Change
Cash used in operating activities	$-	$(461,690)	461,690
Cash used in investing activities	$-	$(267,015)	267,015
Cash provided by financing activities	$-	$725,989	(725,989)
Net change in cash during period	$-	$(2,716)	2,716

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2026, net cash used in operating activities was $39,767. This consisted primarily of a net loss of $94,244 partially offset by changes in working capital, including increases in accounts payable and accrued liabilities of $15,187 and due to related parties of $34,290.

For the six months ended January 31, 2025, net cash flows used in operating activities was $415,348, consisting of a net loss of $152,784, reduced by depreciation expenses of $32,366, amortization of debt discount of $1,489, accounts receivable of $1.483 and increased by accounts payable and accrued liabilities of $12,821, prepaid expenses of $22,719 and homes inventory cost for sales of $262,362.

Cash Flows from Investing Activities

During the six months ended January 31, 2026, and 2025, the Company used $0 and $267,015 for payments of construction expenses, respectively.

Cash Flows from Financing Activities

During the six months ended January 31,2026 and 2025, the Company provided $52,401 and $679,467 by financing activities, respectively.

During the six months ended January 31, 2026, the Company received $82,500 from issuance of common stock, $10,000 advance from a related party and repaid due to related party of $30,240 and dividend of $9.859.

During the six months ended January 31, 2025, the Company received advance from a related party of $835,000, bank borrowings of $102,534 and repaid loan payable -related party of $28,500, due to related parties of $225,000 and bank borrowings of $4,567.

Trends and Uncertainties

The Company faces several known trends and uncertainties that may materially affect its financial condition and operating performance. These include:

•	the Company’s dependence on external and related-party financing to fund operations and development activities;
•	the risk of default under the related-party promissory note if construction does not begin within the required timeframe; on December 16,2025, the City of Glenco approved the rezoning acquired land.
•	the absence of current revenues and the uncertainty of generating future revenues until development activities commence;
•	uncertainties in construction timelines and costs, including the availability of contractors and materials;
•	reliance on a single development project, which exposes the Company to project-specific risks;
•	potential market, interest rate, and permitting risks affecting the feasibility and timing of construction; and
•	the impact of the Company’s working capital deficit, which raises substantial doubt about its ability to continue as a going concern.

These factors may continue to affect liquidity and operating performance unless and until the Company secures sufficient financing and begins revenue-generating activities.

Going Concern

Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These conditions are also described in Note 3 to the condensed financial statements. During the six months ended January 31, 2026, we incurred net loss of $94,244 and net cash used in operating activities of $39,767. As of January 31, 2026, we had an accumulated deficit of $4,987,576 and working capital deficiency of $7,275. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The ability of the Company is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates: The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses, including the valuation of non-cash transactions. Actual results may differ from these estimates. The Company’s most significant accounting policies relate to the capitalization and valuation of real estate development assets, accounting for related-party transactions, and the evaluation of going concern considerations. These policies require management to make judgments and estimates that may materially affect reported financial results.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact on its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2026, the end of the period covered by this quarterly report on Form 10-Q. The disclosure controls and procedures evaluation was done under supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2026, due to material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management has identified several material weaknesses in the Company’s internal control over financial reporting, including (i) a lack of segregation of duties due to the limited number of personnel involved in accounting and financial reporting functions, (ii) insufficient accounting resources with appropriate technical expertise in U.S. GAAP and SEC reporting requirements, and (iii) reliance on external consultants to assist with financial reporting and related accounting functions. These material weaknesses could result in a material misstatement of the Company’s financial statements that may not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended July 31, 2025, management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. Currently we have two executive officers who serve as chief executive officer and chief financial officer and as directors of the company. Neither executive officer has a formal accounting background which makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the quarter ended January 31, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2025, the Board of Directors authorized a private offering of the Company’s common stock. The offering closed on December 1, 2025. In connection with the offering, the Company issued an aggregate of 1,650,000 shares of its common stock to two accredited investors for gross proceeds of $82,500 in cash. The securities were issued in reliance upon the exemption from registration provided by Rule 506(b) of Regulation D under the Securities Act of 1933, as amended. The investors represented that they were accredited investors and that the securities were acquired for investment purposes. The securities issued are restricted securities and may not be resold absent registration or an applicable exemption from registration. The Company intends to use the proceeds from the offering for general working capital and corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no information required to be disclosed under this Item that has not previously been reported. During the quarter ended January 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Description
(10)	Material Agreements
10.1

Asset purchase agreement between My City Builders, Inc. and RAC Gadsden, LLC effective date October 31, 2025 (Incorporated by reference to Exhibit 99.1 in our Current Report on Form 8-K filed on October 31, 2025.)

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

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MY CITY BUILDERS, INC.

Dated: March 13, 2026	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2026	/s/ Francis Pittilloni
Francis Pittilloni
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

