Form 10-Q
period 2026-04-30
My City Builders, Inc.
filed 2026-06-05
CIK 1556801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 4, 2026, there were 17,926,686 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

My City Builders, Inc.

Index to Unaudited Interim Condensed Financial Statements

April 30, 2026

4

My City Builders, Inc.

Condensed Balance Sheets

(Unaudited)

	April 30,	July 31,
	2026	2025
ASSETS
Current Assets
Cash	$2,921	$2,189
Prepaid expenses	1,710	5,000
Due from related party	34,463	35,623
Total Current Assets	39,094	42,812

Land	350,000	-
TOTAL ASSETS	$389,094	$42,812

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$26,538	$2,720
Due to related parties	22,890	-
Dividends payable	20,206	35,623
Total Current Liabilities	69,634	38,343

Promissory note-related party	350,000	-
TOTAL LIABILITIES	419,634	38,343

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value	-	-
Series A preferred stock 100,000 designated; $0.001 par value
100,000 shares issued and outstanding	100	100
Common stock: 300,000,000 authorized; $0.001 par value
17,926,686 shares and 16,276,686 shares issued and outstanding at April 30, 2026, and July 31, 2025, respectively	17,927	16,277
Additional paid in capital	4,962,274	4,881,424
Accumulated deficit	(5,010,841)	(4,893,332)
Total Stockholders' Equity (Deficit)	(30,540)	4,469
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$389,094	$42,812

The accompanying notes are an integral part of these unaudited condensed financial statements

My City Builders, Inc.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	153	1,591	3,204	2,269
Professional fees	14,892	17,943	97,588	94,524
Total operating expenses	15,045	19,534	100,792	96,793

Loss from continuing operations	(15,045)	(19,534)	(100,792)	(96,793)

Other income and expense
Interest expense - related party	(8,220)	-	(16,717)	-
Total other expense	(8,220)	-	(16,717)	-

Loss from continuing operations before income taxes	(23,265)	(19,534)	(117,509)	(96,793)
Income taxes	-	-	-	(1,128)
Net Loss from continuing operations	$(23,265)	$(19,534)	$(117,509)	$(97,921)

Discontinued operations:
Loss from discontinued operations	-	(42,733)	-	(117,130)
Loss from discontinued operations, net of tax	-	(42,733)	$-	$(117,130)

Net Loss	(23,265)	(62,267)	$(117,509)	$(215,051)

Basic and diluted loss per share of common stock -discontinuing operations	$-	$(0.00)	$-	$(0.01)
Basic and diluted loss per share of common stock -continuing operations	(0.00)	(0.00)	$(0.01)	$(0.01)
Basic and diluted loss per share of common stock	(0.00)	(0.00)	$(0.01)	$(0.02)
Basic and diluted weighted average number of common shares outstanding	17,926,686	16,276,686	17,189,323	13,542,400

The accompanying notes are an integral part of these unaudited condensed financial statements

My City Builders, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

 For the Three and Nine Months ended April 30, 2026

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(4,893,332)	$4,469

Net loss	-	-	-	-	-	(32,137)	(32,137)
Balance - October 31, 2025	100,000	$100	16,276,686	16,277	4,881,424	(4,925,469)	(27,668)

Issuance common stock for cash	-	-	1,650,000	1,650	80,850	-	82,500
Net loss	-	-	-	-	-	(62,107)	(62,107)
Balance - January 31, 2026	100,000	100	17,926,686	17,927	4,962,274	(4,987,576)	(7,275)

Net loss	-	-	-	-	-	(23,265)	(23,265)
Balance - April 30, 2026	100,000	$100	17,926,686	$17,927	$4,962,274	$(5,010,841)	$(30,540)

For the Three and Nine Months ended April 30,2025

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders	Non-controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interest	Equity

Balance - July 31, 2024	100,000	$100	11,986,686	$11,987	$3,169,714	$(2,019,954)	$1,161,847	$(167)	$1,161,680

Net loss	-	-	-	-	-	(74,440)	(74,440)	(45)	(74,485)
Balance - October 31, 2024	100,000	100	11,986,686	11,987	3,169,714	(2,094,394)	1,087,407	(212)	1,087,195

Common stock issued for settlement of debt-related party	-	-	4,290,000	4,290	1,711,710	-	1,716,000	-	1,716,000
Net loss	-	-	-	-	-	(78,222)	(78,222)	(77)	(78,299)
Balance - January 31, 2025	100,000	100	16,276,686	16,277	4,881,424	(2,172,616)	2,725,185	(289)	2,724,896

Net loss	-	-	-	-	-	(62,043)	(62,043)	(224)	(62,267)
Balance - April 30, 2025	100,000	$100	16,276,686	$16,277	$4,881,424	$(2,234,659)	$2,663,142	$(513)	$2,662,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

My City Builders, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	April 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,509)	$(215,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	50,317
Amortization of debt discount	-	9,257
Changes in operating assets and liabilities:
Prepaid expenses	3,290	(21,593)
Accounts receivable	-	(1,756)
Accounts payable and accrued liabilities	23,818	(42,655)
Rent deposit payable	-	1,000
Homes inventory cost for sales	-	(423,555)
Due from related party	1,160	-
Due to related party	33,130	-
Net cash used in operating activities	(56,111)	(644,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for construction	-	(356,535)
Purchases of property and equipment	-	(89,868)
Net cash used in investing activities	-	(446,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowing	-	575,690
Repayment of bank borrowing	-	(369,683)
Proceeds from common stock issuance	82,500	-
Repayment dividends payable	(15,417)	-
Repayment of loans payable - related party	-	(28,500)
Advances from related parties	20,000	1,249,200
Repayments to related parties	(30,240)	(340,700)
Net cash provided by financing activities	56,843	1,086,007

Net change in cash	732	(4,432)
Cash, beginning of period	2,189	20,245
Cash, end of period	$2,921	$15,813

Supplemental cash flow information
Cash paid for interest	$-	$81,213
Cash paid for taxes	$-	$1,128

Supplemental non-cash investing and financing activity:
Acquisition property in exchange with issuance promissory note -related party	$350,000	$-
Common stock issued for settlement of debt	$-	$1,716,000
Reclassified home inventory cost to property and equipment	$-	$102,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

My City Builders, Inc.

Notes to Unaudited Condensed Financial Statements

April 30, 2026

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

Sales of Subsidiaries

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. At the time of the transaction, RAC Merger owned 98.5% of the total issued and outstanding shares of the Company. Therefore, in lieu of any cash distribution to RAC Merger as a shareholder of the Company, RAC Merger agreed that its 98.5% interest in the total purchase amount as a shareholder of the Company was satisfied by the assignment of the 100% issued and outstanding shares of RAC Real Estate Acquisition Corp. The remaining shareholders of the Company, which comprise 1.5% of the Company’s issued and outstanding shares as of the date of the transaction, are entitled to receive a cash distribution in the total amount of $35,623, which equals 1.5% of the total purchase amount. During the year ended July 31, 2025, pursuant to Share Purchase Agreement dated July 8, 2025, the Company recognized the loss on sale of subsidiaries of $230,730.

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

Financial instruments, including cash, prepaid expenses, due from related party, accounts payable and accrued liabilities, dividends payable, are carried out at amortized cost. As of April 30, 2026, and July 31, 2025, the carrying amounts of financial instruments, approximated to their fair values due to the short-term maturity of these instruments.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. The Company’s property consists of approximately four acres of land in Glencoe, the Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. As of April 30, 2026, our property consists of land and was not depreciated.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets have been fully provided by the Company as of April 30, 2026, and July 31, 2025, respectively.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company believes there were no uncertain tax positions as of April 30, 2026, and July 31, 2025, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares to be issued taken into account the effect of dilutive instruments. As of April 30, 2026, and July 31, 2025, there were 100,000 shares of series A preferred stock, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company has implemented all other issued accounting pronouncements that are in effect and that may impact on its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended April 30, 2026, the Company incurred a net loss of $117,509 and had an accumulated deficit of $5,010,841 as of April 30, 2026. To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to raise necessary funding through equity financing arrangements may be insufficient to fund its capital expenditure, working capital and other cash requirements for the year ended July 31, 2026. However, until the Company engages in an active business or makes an acquisition, the Company is likely to not be able to raise any significant debt or equity financing.

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

NOTE 4 - DISCONTINUED OPERATIONS

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

The following is a summary of the assets and liabilities of the Company’s discontinued operations at April 30, 2025:

April 30,
2025
Cash	$13,534
Prepaid expenses	6,592
Accounts receivable	4,363
Homes inventory for sales	1,933,795
Total current assets from discontinued operations	1,958,284

Property and equipment, net	2,332,043
Total assets from discontinued operations	$4,290,327

Accounts payable and accrued liabilities	17,136
Rent deposit payable	1,000
Loan payable - current portion	25,000
Due to My City Builders, Inc.	3,941,503
Due to related parties	298,500
Bank borrowings - current portion, net	90,273
Total current liabilities from discontinued operations	4,373,412

Bank borrowings, net	1,168,297
Loan payable	25,000
Total liabilities from discontinued operations	$5,566,709

The following is a summary of discontinued operations for the three and nine months ended April 30, 2025:

	Three Months Ended	Nine Months Ended
	April 30,	April 30,
	2025	2025
Revenues
Rental income	$34,961	$90,232
Total revenues from discontinued operations	34,961	90,232
Operating expenses:
Cost of rental homes	12,100	24,949
Depreciation	17,951	50,317
General and administrative	13,536	34,774
Professional fees	4,316	17,836
Total operating expenses from discontinued operations	$47,903	$127,876

Loss from discontinued operations	(12,942)	(37,644)

Other income and expense:
Interest expense	(29,791)	(79,486)
Total other expense from discontinued operations	$(29,791)	$(79,486)

Loss before income taxes	(42,733)	(117,130)

Income taxes	-	-
Loss from discontinued operation, net of tax	$(42,733)	$(117,130)

The following is a summary of discontinued cash flows for the nine months ended April 30, 2025:

Nine Months Ended
April 30,
2025
Cash Flows from Discontinued Operating Activities:
Net loss	$(117,130)
Adjustments to reconcile net loss to net cash used in discontinued operating activities:
Depreciation	50,317
Amortization of debt discount	9,257
Prepaid expenses	(6,592)
Accounts receivable	(1,756)
Accounts payable and accrued liabilities	(45,302)
Rent deposit payable	1,000
Homes inventory cost for sales	(423,555)
Due to related parties	(156,526)
Net cash used in discontinued operating activities	(690,287)

Cash Flows from Discontinued Investing Activities:
Payments for construction	(356,535)
Purchases of property and equipment	(89,868)
Net cash used in discontinued investing activities	(446,403)

Cash Flows from Discontinued Financing Activities:
Proceeds from bank borrowing	575,690
Repayment of bank borrowing	(369,683)
Repayment of loans payable - related party	(28,500)
Advances from related parties	1,249,200
Repayments to related parties	(294,178)
Net cash provided by discontinued financing activities	1,132,529

Net change in cash	(4,161)
Cash, beginning of period	17,695
Cash, end of period	$13,534

Supplemental cash flow information
Cash paid for interest	$81,213
Cash paid for taxes	$-

Supplemental disclosure of non-cash financing activity
Common stock issued for settlement of debt-related party	$1,716,000
Reclassified home inventory cost to property and equipment	$102,765

NOTE 5 - LAND

As of April 30, 2026, and July 31, 2025, land consist of as follows;

	April 30,	July 31,
	2026	2025
Land	$350,000	$-
	$350,000	$-

On October 31, 2025, the Company acquired 4 acres of land in Glencoe, Alabama. The Company intends to construct up to 25 multi-family units in three phases starting with an 8-unit multi-family duplex development on the property as phase one. The land is restricted and secured against the promissory note of $350,000 (Note 7). On December 16, 2025 the City of Glencoe approved the rezoning of land.

NOTE 6 - DUE FROM RELATED PARTY

On July 8, 2025, the Company and RAC Merger LLC (“RAC Merger”) entered into a share purchase agreement in order to sell 100% issued and outstanding shares of RAC Real Estate Acquisition Corp., to RAC Merger for a total purchase amount of $2,374,896. RAC Merger is owned by certain shareholders, officers and directors of the Company or its wholly owned subsidiary, RAC Real Estate Acquisition Corp.  During the year ended July 31, 2025, RAC Merger as a majority shareholder of the Company, was paid a part of purchase price in the form of the property it received which equaled the amount $2,339,273. During the nine months ended April 30, 2026, RAC Merger advanced to the Company an amount of $1,160 by paying for operating expenses on behalf of the Company. As of April 30, 2026, and July 31, 2025, RAC Merger owed to the Company$34,463 and $35,623, which is payable as a dividend to the remaining minority shareholders of the Company, respectively.

NOTE 7 - PROMISSORY NOTE-RELATED PARTY

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

As security for all the obligations, the Company granted to noteholder a continuing security interest in and lien on the collateral of the land acquired (Note 5).

As of April 30, 2026, the Company had principal due of $350,000 and accrued interest of $16,717.

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

During nine months ended April 30,2025, one related party obtained $489,400 loans from the bank with collateral of four homes. The cash proceeds from mortgage were utilized for settlement of four the Company’s line of credits of $353,099 and the net balance of $136,301 after the closing cost of $17,333 transferred to the Company’s bank account.

During the nine months ended April 30, 2025, the Company’s related party advanced $1,249,200 and the Company repaid due of $340,699. The advances are unsecured, payable during the period of five to ten months with interest of a range from 12% to 24% annual. During the nine months ended April 30, 2025, the Company recognized and paid interest expenses of $0.

During the nine months ended April 30, 2025, the Company’s Board of Directors approved the settlement of $1,716,000 due to a related party in exchange for an issuance of 4,290,000 shares of common stock.

During the nine months ended April 30, 2026, and 2025, the Company’s related parties advanced to the Company an amount of $33,130 and $0 by paying for operating expenses on behalf of the Company, respectively. The advances are unsecured, non-interest-bearing and due on demand and have not been formalized by a promissory note.

During the nine months ended April 30, 2026, and 2025, the Company’s related parties advanced $20,000 and $0 to the Company, and the Company repaid $30,240 and $0, respectively. The advances are unsecure, due on demand and non-interest bearing.

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

As of April 30, 2026, and July 31, 2025, the Company had due to related parties of $22,890 and $0, respectively.

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

As of April 30, 2026, and July 31, 2025, the Company had 100,000 shares of preferred stock issued and outstanding.

Authorized Common Stock

The Company has authorized 300,000,000 shares of common stock at par value of $0.001 per share. Each share of common stock entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

As of April 30, 2026, and July 31, 2025, the Company had no options and warrants outstanding.

During the nine months ended April 30, 2025, the Company issued 4,290,000 shares for the settlement due to a related party of $1,716,000.

On November 22, 2025, the Board of Directors authorized a private offering of the Company’s common stock pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. The offering closed on December 1, 2025, resulting in issuance of 1,650,000 shares of common stock to two accredited investors for gross proceeds of $82,500 in cash.

As of April 30, 2026, and July 31, 2025, the Company had 17,926,686 shares and 16,276,686 shares of common stock issued and outstanding, respectively.

Dividend

On July 8, 2025, the Company declared a dividend totaling $2,374,896 to its shareholders. The dividend was satisfied primarily through the transfer of 100% of the shares of RAC Real Estate Acquisition Corp. to RAC Merger LLC, which owned approximately 98.5% of the Company’s outstanding shares at the time. The remaining minority shareholders are entitled to receive a cash distribution in the total amount of $35,623. As of April 30, 2026, the remaining unpaid dividend obligation totaled $20,206.

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

Overview of Continuing Operations

During the nine months ended April 30, 2026, the Company continued to pursue its operating strategy of acquiring, developing, and preparing real estate for future construction of multifamily housing. As disclosed above (Asset Acquisition), the Company acquired four acres of land in Glencoe, Alabama, valued at $350,000, for the purpose of developing up to 25 multifamily housing units across multiple phases, beginning with an 8-unit duplex development in Phase I. This property represents the Company’s primary operating asset and is integral to its long-term revenue strategy.

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

These operating activities generated $100,792 of operating expenses during the nine months ended April 30,2026, a level of activity that reflects the Company’s current stage of development operations rather than dormant or nominal activity.

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

Liquidity and Capital Resources

The Company continues to have limited cash resources and a working capital deficit, and it does not currently generate revenues from operations. Management estimates that the Company will require approximately $125,000 over the next twelve months for legal, accounting, audit, and general corporate expenses. As of April 30, 2026, the Company had a working capital deficit of approximately $30,540. The Company’s ability to meet its obligations as they become due is dependent upon raising additional capital or obtaining financing.

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

Results of Operations

During the prior fiscal year, the Company completed the sale of its former operating subsidiary, which had historically generated substantially all revenues and held the majority of the Company’s operating assets. As a result, the Company has no revenues from continuing operations for the nine months ended April 30, 2026, and its operating results differ materially from prior-period presentations.

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

The following summary of our results of operations should be read in conjunction with our unaudited condensed financial statements for the period ended April 30, 2026, which are included herein.

Our operating results for the nine months ended April 30, 2026, and 2025, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended April 30, 2026, compared to the Three Months ended April 30,2025

	Three Months Ended
	April 30,
	2026	2025	Change
Revenue	$-	$-	$-
Operating expenses	15,045	19,534	(4,489)
Other expenses	8,220	-	8,220
Loss from continuing operations	23,265	19,534	3,731

Loss from discontinued operations	-	42,733	(42,733)
Loss from discontinued operations, net of tax	-	42,733	(42,733)

Net loss	$23,265	$62,267	$(39,002)

Continued Operations

During the three months ended April 30, 2026, and 2025, we did not generate revenue from continuing operations activities.

We had a net loss from continuing operations of $23,265 for the three months ended April 30, 2026, and $19,534 for the three months ended April 30, 2025. The increase in net loss of $3,731 was due to an increase in other expenses of $8,220, offset by a decrease in operating expenses of $4,489.

Continuing operating expenses for the three months ended April 30, 2026, and 2025 were $15,045 and $19,534, respectively. For the three months ended April 30, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $14,892 and $17,943 and general and administrative expenses of $153 and $1,591, respectively.

Continuing other expenses for the three months ended April 30, 2026, and 2025 were $8,220 and $0, respectively. The other expenses were primarily attributed to interest related to related party promissory note payable $350,000 with three years term and carries an interest rate of 9.5% per annum.

Discontinued Operations

	Three Months Ended
	April 30,
	2026	2025	Change
Revenue	$-	$34,961	$34,961
Operating expenses	-	47,903	(47,903)
Other expenses	-	29,791	(29,791)
Net loss from discontinued operations	-	42,733	(42,733)

For the three months ended April 30, 2025, we generated discontinued revenue from rent income of $ 34,961.

We had a net loss from discontinued operations of $42,733 for the three months ended April 30, 2025. Discontinued operating expenses for the three months ended April 30, 2025, were $47,903. For the three months ended April 30, 2025, the discontinued operating expenses were primarily attributed to cost of rental homes of $12,100, depreciation expenses of $17,951, professional fees of $4,316 and general and administrative expenses of $13,536.

Discontinued other expenses for the three months ended April 30, 2025, represent interest expenses of $29,791 for banks borrowing and third-party loan,

Nine Months Ended April 01, 2026, compared to the Nine Months ended April 30,2025

	Nine Months Ended
	April 30,
	2026	2025	Change
Revenue	$-	$-	$-
Operating expenses	100,792	96,793	3,999
Other expenses	16,717	-	16,717
Income tax	-	1,128	(1,128)
Loss from continuing operations	117,509	97,921	19,588

Loss from discontinued operations	-	117,130	(117,130)
Loss from discontinued operations, net of tax	-	117,130	(117,130)

Net loss	$117,509	$215,051	$(97,542)

Continued Operations

During the nine months ended April 30, 2026, and 2025, we did not generate revenue from continuing operations activities.

We had a net loss from continuing operations of $117,509 for the nine months ended April 30, 2026, and $97,921 for the nine months ended April 30, 2025. The increase in net loss of $19,588 was due to an increase in operating expenses of $3,999, other expenses of $16,717 offset by a decrease in income tax of $1,128.

Continuing operating expenses for the nine months ended April 30, 2026, and 2025 were $100,792 and $96,793, respectively. For the nine months ended April 30, 2026, and 2025, the operating expenses were primarily attributed to professional fees of $97,588 and $94,524 and general and administrative expenses of $3,204 and $2,269, respectively.

Continuing other expenses for the nine months ended April 30, 2026, and 2025 were $16,717 and $0, respectively. The other expenses were primarily attributed to interest related to related party promissory note payable $350,000 with three years term and carries an interest rate of 9.5% per annum.

Income tax for nine months ended April 30, 2025, is related to payment income tax of $1,128 for year ended July 31, 2024.

Discontinued Operations

	Nine Months Ended
	April 30,
	2026	2025	Change
Revenue	$-	$90,232	$90,232
Operating expenses	-	127,876	(127,876)
Other (income) expenses	-	79,486	(79,486)
Net loss from discontinued operations	-	117,130	(117,130)

For the nine months ended April 30, 2025, we generated discontinued revenue from rent income of $ 90,232.

We had a net loss from discontinued operations of $117,130 for the nine months ended April 30, 2025. Discontinued operating expenses for the nine months ended April 30, 2025, were $127,876. For the nine months ended April 30, 2025, the discontinued operating expenses were primarily attributed to cost of rental homes of $24,949, depreciation expenses of $50,317, professional fees of $17,836 and general and administrative expenses of $34,774.

Discontinued other expenses for the nine months ended April 30, 2025, represent interest expenses of $79,486 for banks borrowing and third-party loan,

Balance Sheet Data

	April 30,	July 31,
	2026	2025	Change
Cash	$2,921	$2,189	$732
Working capital (deficiency)	$(30,540)	$4,469	$(35,009)
Total current assets	$39,094	$42,812	$(3,718)
Total current liabilities	$69,634	$38,343	$31,291
Stockholdes' Equity (Deficit)	$(30,540)	$4,469	$(35,009)

As of April 30, 2026, our current assets were $39,094 and our current liabilities were $69,634 which resulted in working capital deficiency of $30,540. As of April 30, 2026, current assets were comprised of $2,921 in cash, $1,710 in prepaid expenses and $34,463 in due from related party, compared to $2,189 in cash, $5,000 in prepaid expenses and $35,623 in due from related party as of July 31, 2025.

As of April 30, 2026, current liabilities were comprised of $26,538 in accounts payable and accrued liabilities, $22,890 in dividends payable and $20,206 in due to related party, compared to $2,720 in accounts payable and $35,623 in dividends payable, as of July 31, 2025.

Cash Flow Data

Consolidated Cash Flow

	Nine Months Ended
	April 30,
	2026	2025	Change
Cash used in operating activities	$(56,111)	$(644,036)	$587,925
Cash used in investing activities	$-	$(446,403)	$446,403
Cash provided by financing activities	$56,843	$1,086,007	$(1,029,164)
Net change in cash during period	$732	$(4,432)	$5,164

 Cash Flow from Continuing Operations

	Nine Months Ended
	April 30,
	2026	2025	Change
Cash used in operating activities	$(56,111)	$46,251	(102,362)
Cash provided by (used in) financing activities	$56,843	$(46,522)	103,365
Net change in cash during period	$732	$(271)	1,003

Cash Flow from Discontinued Operations

	Nine Months Ended
	April 30,
	2026	2025	Change
Cash used in operating activities	$-	$(690,287)	690,287
Cash used in investing activities	$-	$(446,403)	446,403
Cash provided by financing activities	$-	$1,132,529	(1,132,529)
Net change in cash during period	$-	$(4,161)	4,161

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended April 30, 2026, net cash used in operating activities was $56,111, consisting of a net loss of $117,509, reduced by prepaid expenses of $3,290, accounts payable and accrued liabilities of $23,818, due from related party receivable of $1,160 and due to related party payable of $33,130.

For the nine months ended April 30, 2025, net cash flows used in operating activities was $644,036, consisting of a net loss of $215,051, reduced by depreciation expenses of $50,317, amortization of debt discount of $9,257, rent deposit payable of $1,000 and increased by accounts payable and accrued liabilities of $42,655, prepaid expenses of $21,593, accounts receivable of $1,756 and homes inventory cost for sales of $423,555.

Cash Flows from Investing Activities

During the nine months ended April 30, 2026, and 2025, the Company used $0 and $446,403 in investing activities, respectively.

During nine months ended April 30,2025, the Company used $356,535 for payment of construction expenses and $89,868 for acquisition of one TV travel trailer and one land in Gadsden.

Cash Flows from Financing Activities

During the nine months ended April 30, 2026, and 2025, the Company provided $56,843 and $1,086,007 by financing activities, respectively.

During the nine months ended April 30, 2026, the Company received $82,500 from issuance of common stock, $20,000 advance from a related party and repaid due to related party of $30,240 and dividend of $15,417.

During the nine months ended April 30, 2025, the Company received advance from a related party of $1,249,200, bank borrowings of $575,690 and repaid loan payable -related party of $28,500, due to related parties of $340,700 and bank borrowings of $369.683.

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

Going Concern

Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. These conditions are also described in Note 3 to the condensed financial statements. During the nine months ended April 30, 2026, we incurred net loss of $117,130 and net cash used in operating activities of $56,111. As of April 30, 2026, we had an accumulated deficit of $5,010,841and working capital deficiency of $30,540. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to raise necessary funding through equity and debt financing arrangements, which may be insufficient to fund its capital expenditure, working capital and other cash requirements. The ability of the Company is dependent upon, among other things, obtaining financing to continue operations and continue developing the business plan. The Company cannot give any assurance as to the ability to develop or operate profitably. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2026, the end of the period covered by this quarterly report on Form 10-Q. The disclosure controls and procedures evaluation was done under supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2026, due to material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended April 30, 2026, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There is no information required to be disclosed under this Item that has not previously been reported. During the quarter ended April 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements.

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

MY CITY BUILDERS, INC.

Dated: June 05, 2026	/s/ Yolanda Goodell
Yolanda Goodell
Interim Chief Executive Officer (Principal Executive Officer)

Dated: June 05, 2026	/s/ Francis Pittilloni
Francis Pittilloni
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

